Form 10-Q
period 1996-03-31
IMMULOGIC PHARMACEUTICAL CORP /DE
filed 1996-05-09
CIK 873731

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
       For the quarterly period ended:    March 31, 1996

                                       OR

[   ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
       EXCHANGE ACT OF 1934
       For the transition period from              to

                         Commission File Number 0-19117

                     IMMULOGIC PHARMACEUTICAL CORPORATION .
             (Exact name of registrant as specified in its charter)

         Delaware                                      13-3397957
(State or other jurisdiction of            (I.R.S. Employer Identification No.)
incorporation or organization)

610 Lincoln Street, Waltham, MA                          02154
(Address of principal executive offices)              (Zip Code)

        Registrant's telephone number, including area code (617) 466-6000

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirement for the past 90 days.
                                             Yes  X     No.
                                                 ---        ---

Number of shares of $.01 par value common stock outstanding as of March 31, 1996 20,210,076

                           Exhibit Index is on Page 9

                      IMMULOGIC PHARMACEUTICAL CORPORATION
                               INDEX TO FORM 10-Q

                                                                        Page No.
                                                                        --------
PART I.     FINANCIAL INFORMATION

Item 1.     Financial Statements

            Condensed Consolidated Balance Sheets                          3
               March 31, 1996 and December 31, 1995

            Condensed Consolidated Statements of Operations                4
               Three Months Ended March 31, 1996 and 1995

            Condensed Consolidated Statements of Cash Flows                5
               Three Months Ended March 31, 1996 and 1995

            Notes to Condensed Consolidated Financial Statements           6

Item 2.     Management's Discussion and Analysis of Financial              7
            Condition and Results of Operations

PART II.    OTHER INFORMATION

Item 6.     Exhibits                                                       9

            Reports on Form 8-K                                            9

SIGNATURES                                                                10

PART I.         FINANCIAL INFORMATION

Item 1.               Financial Statements

                      IMMULOGIC PHARMACEUTICAL CORPORATION
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                             (dollars in thousands)

                                                                    March 31, 1996    December 31, 1995
                                                                    --------------    -----------------
                                                                     (Unaudited)
                  ASSETS

Current assets:
    Cash and cash equivalents                                            $  25,840            $  19,067
    Short-term investments                                                  30,585               41,921
    Prepaid expenses and other current assets                                1,292                  732
                                                                         ---------            ---------

         Total current assets                                               57,717               61,720


Property and equipment, net                                                 10,420               10,834
Long-term investments                                                       25,091               24,972
Other assets                                                                    49                   53
                                                                         ---------            ---------

       Total assets                                                      $  93,277            $  97,579
                                                                         =========            =========

                 LIABILITIES

Current liabilities:
     Accounts payable                                                    $   1,818            $     895
     Accrued expenses and other current liabilities                          6,238                6,724
                                                                         ---------            ---------
          Total current liabilities                                          8,056                7,619
          Long-term liabilities                                                425                  425
                                                                         ---------            ---------

          Total liabilities                                                  8,481                8,044
                                                                         ---------            ---------

                  STOCKHOLDERS' EQUITY

Preferred stock - $.01 par value;
     1,000,000 shares authorized; no shares issued or outstanding               --                   --
Common stock-$.01 par value; 30,000,000 shares authorized;
               20,210,076 and 19,924,471 shares issued and outstanding
               at March 31, 1996 and December 31, 1995, respectively           202                  199
Additional paid-in capital                                                 184,719              183,796
          Less deferred compensation                                          --                    (14)
Accumulated deficit                                                       (100,125)             (94,446)
                                                                         ---------            ---------

          Total stockholders' equity                                        84,796               89,535
                                                                         ---------            ---------

          Total liabilities and stockholders' equity                     $  93,277            $  97,579
                                                                         =========            =========

The accompanying notes are an integral part of the condensed consolidated financial statements.

                      IMMULOGIC PHARMACEUTICAL CORPORATION
           CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
                      (in thousands, except per share date)

                                         Three Months Ended March 31,
                                          1996                 1995
                                          ----                 ----
Revenues:

    License and research revenues      $   625              $ 5,661



Operating expenses:

    Research and development             6,107                6,305
    General and administrative           1,468                1,546
                                       -------              -------
       Total operating expenses          7,575                7,851
                                       =======              =======

Operating loss                          (6,950)              (2,190)

Interest income                          1,271                  790
                                       -------              -------

Net loss                               $(5,679)             $(1,400)
                                       =======              =======

Net loss per common share              $ (0.28)             $ (0.09)
                                       =======              =======

Weighted average number of
    common shares outstanding           20,172               15,206
                                       =======              =======




The accompanying notes are an integral part of the condensed consolidated financial statements.

                      IMMULOGIC PHARMACEUTICAL CORPORATION
           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                                 (in thousands)

                                                                   Three Months Ended March 31,
                                                                     1996                 1995
                                                                     ----                 ----
Operating activities:

       Net loss                                                    (5,679)            $ (1,400)
       Depreciation and amortization                                  653                  792
       Other                                                         (119)                 697
                                                                  -------             --------

       Net cash provided by (used in) operating activities         (5,145)                  89
                                                                  -------             --------

Investing activities:

       Purchase of equipment and leasehold improvements              (225)                 (77)
       Net change in short-term investments                        11,336              (10,446)
       Net change in long-term investments                           (119)                 (74)
                                                                  -------             --------

       Net cash provided by (used in) investing activities         10,992              (10,597)
                                                                  -------             --------

Financing activities:

       Issuance of common stock                                        --                8,000
       Other                                                          926                   11
                                                                  -------             --------

       Net cash provided by financing activities                      926                8,011
                                                                  -------             --------

Net increase (decrease) in cash and cash equivalents                6,773               (2,497)

Cash and cash equivalents, beginning of period                     19,067               13,608
                                                                  -------             --------

Cash and cash equivalents, end of period                          $25,840             $ 11,111
                                                                  =======             ========







The accompanying notes are an integral part of the condensed consolidated financial statements.

                      IMMULOGIC PHARMACEUTICAL CORPORATION

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note A - Basis of Presentation

The accompanying unaudited condensed consolidated financial statements reflect all adjustments which are necessary, in the opinion of management, for a fair presentation of results of the interim periods presented. The statements do not include all information and footnote disclosures required by generally accepted accounting principles and therefore should be read in conjunction with the consolidated financial statements and footnotes included in the Company's 1995 Annual Report. The results of operations for the interim periods presented are not necessarily indicative of the results of operations for the full fiscal year.

Item 2.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations

Revenues for the first quarter of 1996 were $625,000 consisting solely of sponsored research funding from Schering AG, Germany (Schering AG) under a joint collaboration agreement for the Company's multiple sclerosis program. Revenues were $5,661,000 for the same period in 1995, which included the last of three scheduled $5,000,000 license payments from Hoechst Marion Roussel, Inc. (HMR) and $625,000 in sponsored research funding from Schering AG.

Total operating expenses for the first quarter of 1996 were $7,575,000, a decrease of $276,000 or 3.5% from the comparable 1995 period. Research and development expenses were $6,107,000 for the first quarter of 1996, a decrease of $198,000 or 3.1% from the corresponding 1995 period. The decrease in expenses was due primarily to reduced headcount and related costs resulting from the consolidation of the Company's Palo Alto research operations to Waltham, Massachusetts. Offsetting these savings was an increase in spending associated with the manufacture of clinical grade ALLERVAX(R) RAGWEED peptides. General and administrative expenses were $1,468,000 for the first quarter of 1996, a decrease of $78,000 or 5.1% from the corresponding prior year period resulting primarily from the consolidation of the Company's Palo Alto facility.

Interest income for the first quarter of 1996 was $1,271,000 compared to $790,000 in the corresponding quarter of 1995. The increase of $481,000 was due to a higher investable cash balance. In addition, interest income received from HMR for the Company's manufacturing facility contributed to the increase in income.

The Company reported a net loss of $5,679,000 ($(0.28) per share) for the first quarter of 1996 compared to a net loss of $1,400,000 ($(0.09) per share) for the comparable 1995 period. The increase in net loss was due primarily to a decrease in revenues, as the last of three scheduled $5,000,000 license maintenance payments from HMR was received during the first quarter of 1995, and increased spending relating to the purchase of ALLERVAX(R) RAGWEED clinical grade peptides offset by savings resulting from the 1995 consolidation of the Company's research operations to Waltham, Massachusetts.

Liquidity and Capital Resources

At March 31, 1996, the Company had $49,661,000 of working capital consisting primarily of cash and cash equivalents and short-term investments, compared to $54,101,000 at December 31, 1995. In addition, the Company had $25,091,000 in long-term investments at March 31, 1996 compared to $24,972,000 at December 31, 1995. The net decrease in working capital and long-term investments resulted primarily from cash used in operations of $5,145,000 and capital expenditures of $225,000 offset by cash received from employee stock option exercises of $926,000.

On March 7, 1996, the Company received notification from HMR of its withdrawal from their joint collaboration with ImmuLogic, effective September 7, 1996. The Company and HMR will work together over the next six months to effect an orderly transition of responsibilities. Under the terms of the agreement, upon termination of the collaboration, the Company will own all rights to the ALLERVAX(R) allergy program including all injectable and oral therapeutics and complementary recombinant allergy diagnostics.

The Company expects to incur losses for at least a number of years as the Company's research, development, and clinical trial programs expand. ImmuLogic has funded its operations to date primarily through the sale of equity securities, sponsored research revenues, license payments, and earnings on invested capital. The Company has expended substantial funds for the research and development of its products, and will in the future expend substantial funds for further research and development, establishment of commercial- scale manufacturing capabilities, and the marketing of its products. The Company will seek to obtain additional funds for these purposes through equity or debt financings, collaborative arrangements with corporate partners, or from other sources. No assurance can be given that such additional funds will be available to the Company for such purposes on acceptable terms, if at all. Insufficient funds could require the Company to delay, scale back, or eliminate certain of its research and development programs or to license third parties to commercialize products or technologies that the Company would otherwise develop or commercialize itself.

PART II.          OTHER INFORMATION

Item 6.        Exhibits and Reports on Form 8-K

             (a)    EXHIBITS:                                 Page
                                                              ----

                    27   Financial Data Schedule               11








             (b)    REPORTS ON FORM 8-K:

                  On April 4, 1996, the Company filed with the Securities and Exchange Commission, a Current Report on Form 8-K relating to an amendment to the Company's Shareholder's Rights Plan.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                       IMMULOGIC PHARMACEUTICAL CORPORATION
                                                   (Registrant)

Date:   May 3, 1996                 /s/ Robert J. Gerety
                                    --------------------------------------------
                                    Robert J. Gerety, M.D., Ph.D
                                    President and Chief Executive Officer



Date:   May 3, 1996                 /s/ Richard N. Small
                                    --------------------------------------------
                                    Richard N. Small
                                    Vice President and Chief Financial Officer
                                    (Principal Financial and Accounting Officer)