Form 10-Q
period 1996-06-30
IMMULOGIC PHARMACEUTICAL CORP /DE
filed 1996-08-13
CIK 873731

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
     For the quarterly period ended:    June 30, 1996

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
     For the transition period from                         to
                                    ----------------           ---------------

                         Commission File Number 0-19117

                      IMMULOGIC PHARMACEUTICAL CORPORATION
                      ------------------------------------
             (Exact name of registrant as specified in its charter)


           Delaware                                      13-3397957
- -------------------------------            ------------------------------------
(State or other jurisdiction of            (I.R.S. Employer Identification No.)
incorporation or organization)

610 Lincoln Street, Waltham, MA                             02154
- -------------------------------            ------------------------------------
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

                                                         Yes  X     No
                                                             ---       ---

       Number of shares of $.01 par value common stock outstanding as of
       June 30, 1996   20,223,063
                       ----------

- --------------------------------------------------------------------------------

                           Exhibit Index is on Page 10

                      IMMULOGIC PHARMACEUTICAL CORPORATION

                               INDEX TO FORM 10-Q
                               ------------------

                                                                     Page No.
                                                                     --------

PART I.       FINANCIAL INFORMATION
              ---------------------

Item 1.       Financial Statements                                      3
- -------

              Condensed Consolidated Balance Sheets                     3
                June 30, 1996 and December 31, 1995

              Condensed Consolidated Statements of Operations           4
                Three and Six Months Ended June 30, 1996 and 1995

              Condensed Consolidated Statements of Cash Flows           5
                Six Months Ended June 30, 1996 and 1995

              Notes to Condensed Consolidated Financial Statements      6

Item 2.       Management's Discussion and Analysis of Financial         7
- -------       Condition and Results of Operations

PART II.      OTHER INFORMATION
              -----------------

Item 4.       Submission of Matters to a Vote of Security Holders       9
- -------

Item 6.       Exhibits                                                 10
- -------
              Reports on Form 8-K                                      10

SIGNATURES                                                             11

PART I.  FINANCIAL INFORMATION

Item 1.    Financial Statements
- -------
                      IMMULOGIC PHARMACEUTICAL CORPORATION

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                             (dollars in thousands)

                                                                 June 30, 1996     December 31, 1995
                                                                 -------------     -----------------
                                                                   (Unaudited)
     ASSETS
     ------

Current assets:
  Cash and cash equivalents                                        $  12,317              $ 19,067
  Short-term investments                                              34,901                41,921
  Prepaid expenses and other current assets                            1,198                   732
                                                                   ---------              --------

        Total current assets                                          48,416                61,720

Property and equipment, net                                            9,959                10,834
Long-term investments                                                 29,172                24,972
Other assets                                                              49                    53
                                                                   ---------              --------

        Total assets                                               $  87,596              $ 97,579
                                                                   =========              ========

     LIABILITIES
     -----------

Current liabilities:
    Accounts payable                                               $   1,632              $    895
    Accrued expense and other current liabilities                      6,315                 6,724
                                                                   ---------              --------
        Total current liabilities                                      7,947                 7,619
Other long-term liabilities                                              375                   425
                                                                   ---------              --------

        Total liabilities:                                             8,322                 8,044
                                                                   ---------              --------

     STOCKHOLDERS' EQUITY
     --------------------

Preferred stock - $.01 par value;
    1,000,000 shares authorized; no shares issued or outstanding
Common stock - $.01 par value; 40,000,000 shares authorized;               -                     -
    20,223,063 and 19,924,471 shares issued and outstanding at
    June 30, 1996 and December 31, 1995, respectively                    202                   199
Additional paid-in capital                                           184,790               183,796
    Less deferred compensation                                             -                   (14)
Accumulated deficit                                                 (105,718)              (94,446)
                                                                   ---------              --------

        Total stockholders' equity                                    79,274                89,535
                                                                   ---------              --------

        Total liabilities and stockholders' equity                 $  87,596              $ 97,579
                                                                   =========              ========



   The accompanying notes are an integral part of the condensed consolidated financial statements.

                      IMMULOGIC PHARMACEUTICAL CORPORATION

           CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
                      (in thousands, except per share data)



                                   Three Months Ended June 30,     Six Months Ended June 30,
                                       1996          1995             1996          1995
                                       ----          ----             ----          ----
Revenues:

   License fees                           -             -                -       $ 5,000
   Sponsored research revenues      $   625       $   745         $  1,250         1,406
                                    -------       -------         --------       -------
      Total revenues                    625           745            1,250         6,406

Operating expenses:

   Research and development           5,978         6,400           12,085        12,705
   General and administrative         1,517         1,595            2,985         3,141
                                    -------       -------         --------       -------
      Total operating expenses        7,495         7,995           15,070        15,846
                                    -------       -------         --------       -------

Operating loss                       (6,870)       (7,250)         (13,820)       (9,440)

Interest income                       1,277           935            2,548         1,725
                                    -------       -------         --------       -------

Net loss                            $(5,593)      $(6,315)        $(11,272)      $(7,715)
                                    =======       =======         ========       =======

Net loss per common share           $ (0.28)      $ (0.39)        $  (0.56)      $ (0.49)
                                    =======       =======         ========       =======

Weighted average number of
  common shares outstanding          20,217        16,083           20,194        15,647
                                    =======       =======         ========       =======


   The accompanying notes are an integral part of the condensed consolidated financial statements.

                      IMMULOGIC PHARMACEUTICAL CORPORATION

           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                                 (in thousands)

                                                                Six Months Ended June 30,
                                                                   1996          1995
                                                                   ----          ----
Operating activities:

   Net loss                                                      $(11,272)      $(7,715)
   Depreciation and amortization                                    1,321         1,943
   Other                                                             (184)          238
                                                                 --------       -------

   Net cash used in operating activities                          (10,135)       (5,534)
                                                                 --------       -------

Investing activities:

   Purchase of equipment and leasehold improvements                  (432)         (183)
   Net change in short-term investments                             7,020        (9,975)
   Net change in long-term investments                             (4,200)        2,379
                                                                 --------       -------

   Net cash provided by (used in) investing activities              2,388        (7,779)
                                                                 --------       -------

Financing activities:

   Issuance of common stock                                             -         8,000
   Exercise of stock options                                          997            23
                                                                 --------       -------

   Net cash provided by financing activities                          997         8,023
                                                                 --------       -------


Net decrease in cash and cash equivalents                          (6,750)       (5,290)

Cash and cash equivalents, beginning of period                     19,067        13,608
                                                                 --------       -------

Cash and cash equivalents, end of period                         $ 12,317       $ 8,318
                                                                 ========       =======


   The accompanying notes are an integral part of the condensed consolidated financial statements.

                      IMMULOGIC PHARMACEUTICAL CORPORATION

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note A - Basis of Presentation
- ------------------------------

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

                      IMMULOGIC PHARMACEUTICAL CORPORATION

Item 2.
- -------

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations
- ---------------------

Revenues for the second quarter of 1996 were $625,000 compared to $745,000 for the second quarter of 1995. For the first six months of 1996, revenues were $1,250,000 consisting of research funding from Schering AG, Germany related to a joint development and collaboration agreement in the Company's multiple sclerosis program. In the comparable 1995 period, revenues were $6,406,000, which included the last of three scheduled annual $5,000,000 license payments from Hoechst Marion Roussell, Inc. (HMRI).

Total operating expenses for the second quarter of 1996 decreased $500,000 or 6.3% to $7,495,000 as compared to the second quarter of 1995. On a year-to-date basis, total expenses decreased by $776,000 or 4.9% to $15,070,000 as compared to the corresponding six-month 1995 period. The decrease in operating expenses in both the three and six-month periods was primarily due to reduced headcount and associated costs resulting from the Company's closing of its Palo Alto, California research facility during the second quarter of 1995. This reduction in operating expenses was partially offset by increased costs incurred in the clinical trial program with respect to the Company's ALLERVAX[Registered Trademark] CAT and ALLERVAX[Registered Trademark] RAGWEED products and the associated cost of manufacturing these products for the clinical trial program.

Interest income for the second quarter of 1996 was $1,277,000 compared to $935,000 for the second quarter of 1995, an increase of $342,000 or 36.6%. For the first six months of 1996, interest income was $2,548,000 compared to $1,725,000, an increase of $823,000 or 47.7%. The increase in interest income for both the quarter and year-to-date resulted from a higher available investment balance as compared to the prior year, as well as interest payments received from HMRI relating to capital expenditures made by the Company to manufacture the ALLERVAX[Registered Trademark] family of therapeutics.

The Company reported a net loss of $5,593,000 ($(0.28) per share) for the second quarter of 1996 compared to a net loss of $6,315,000 ($(0.39) per share) for the comparable 1995 period. For the first six months of 1996, the Company reported a net loss of $11,272,000 ($(0.56) per share) compared to a net loss of $7,715,000 ($(0.49) per share) for the comparable 1995 period. The increased net loss for the six-month period was due to the receipt in 1995 of the last of three scheduled annual $5,000,000 license payments from HMRI, offset in part by higher interest income earned on the Company's investments and lower operating costs as a result of the consolidation of the Company's research operations to Waltham, Massachusetts during the second quarter of 1995.

                      IMMULOGIC PHARMACEUTICAL CORPORATION

- -------   ---------

Liquidity and Capital Resources
- -------------------------------

At June 30, 1996, the Company had $40,469,000 of working capital consisting primarily of cash and cash equivalents and short-term investments, as compared to $54,101,000 at December 31, 1995. In addition, the Company had $29,172,000 in long-term investments compared to $24,972,000 at December 31, 1995. The decrease of $13,632,000 in working capital was primarily attributable to cash used in operations of $10,135,000 and capital purchases of $432,000 offset in part by stock option exercises of $997,000.

On March 7, 1996, the Company received notification from HMRI of its withdrawal from its joint collaboration with the Company, effective September 7, 1996. The Company and HMRI are working together to effect an orderly transition of responsibilities. Under the terms of the agreement, upon termination of the collaboration, the Company will reacquire all ownership rights to it's ALLERVAX[Registered Trademark] allergy program.

The Company expects to incur losses for at least a number of years as the Company's research, development, and clinical trial programs continue. ImmuLogic has funded its operations to date primarily through the sale of equity securities, sponsored research revenues, license payments, and earnings on invested capital. The Company has expended substantial funds for the research and development of its products, and will in the future expend substantial funds for further research and development, establishment of commercial-scale manufacturing capabilities, and the marketing of its products. The Company will seek to obtain additional funds for these purposes through equity or debt financings, collaborative arrangements with corporate partners, or from other sources. No assurance can be given that such additional funds will be available to the Company for such purposes on acceptable terms, if at all. Insufficient funds could require the Company to delay, scale back, or eliminate certain of its research and development programs or to license third parties to commercialize products or technologies that the Company would otherwise develop or commercialize itself.

PART II.    OTHER INFORMATION

Item 4.   Submission of Matters to a Vote of Securities Holders
- -------   -----------------------------------------------------

At the Annual Meeting of Stockholders on May 23, 1996, the vote with respect to the election of six directors to the Board, consisting of Malcolm L. Gefter, Robert J. Gerety, Alan J. Dalby, M Howard Jacobson, Kenneth L. Melmon, and Larry Soll, was 17,959,160 shares FOR and 410,867 shares WITHHELD for all nominees. The vote with respect to amending the Restated Certificate of Incorporation of the Company to increase the number of authorized shares of common stock from 30,000,000 to 40,000,000 was 17,016,540 shares FOR, 1,130,471 shares AGAINST,
15,675 shares ABSTAINING and 207,341 shares subject to BROKER NON-VOTES. The vote with respect to amending the Company's Restated Certificate of Incorporation providing for the classification of the Board of Directors of the Company into three classes with each class holding office for staggered three year terms was 8,423,324 shares FOR, 6,246,675 shares AGAINST, 26,209 shares ABSTAINING and 3,673,809 shares subject to BROKER NON-VOTES. The vote with respect to approving the Company's 1996 Stock Option Plan was 10,802,014 shares FOR, 7,199,768 shares AGAINST, 34,763 shares ABSTAINING and 315,482 shares subject to BROKER NON-VOTES. The vote with respect to amending the Company's 1993 Director's Stock Option Plan increasing from 200,000 to 300,000 the number of shares reserved for issuance under the plan was 13,788,712 shares FOR, 4,227,872 shares AGAINST, 37,961 shares ABSTAINING and 315,482 shares subject to BROKER NON-VOTES. The vote with respect to ratifying the selection of Coopers and Lybrand L.L.P. as the Company's independent auditors for the current year was 18,329,120 shares FOR, 26,927 shares AGAINST and 13,980 shares ABSTAINING.

Item 6.  Exhibits and Reports on Form 8-K
- -------  --------------------------------

       (a)    EXHIBITS:

                Exhibit
                 Number     Exhibit
                 ------     -------

                   3.01     Amended and Restated Certificate of
                            Incorporation, as amended

                  10.01 Consulting Agreement dated July 11, 1996 between the Registrant and Daniel A. Cuoco

                  10.02     Amendment to Company's 1993 Director's
                            Stock Option Plan

                     27     Financial Data Schedule

       (b)    REPORTS ON FORM 8-K

              No Current Reports on Form 8-K were filed during the quarter ended June 30, 1996.

                                   SIGNATURES
                                   ----------

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                 IMMULOGIC PHARMACEUTICAL CORPORATION
                                 ------------------------------------
                                              (Registrant)


Date: August  8, 1996               /s/ Robert J. Gerety
      ---------------               --------------------
                                    Robert J. Gerety, M.D., Ph.D.
                                    President and Chief Executive Officer



Date: August  8, 1996               /s/ Richard N. Small
      ---------------               --------------------
                                    Richard N. Small
                                    Vice President and Chief Financial Officer
                                    (Principal Financial and Accounting Officer)