Form 10-Q
period 1996-09-30
IMMULOGIC PHARMACEUTICAL CORP /DE
filed 1996-11-08
CIK 873731

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
     For the quarterly period ended:   September 30, 1996

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
     For the transition period from ______________  to ______________


                         Commission File Number 0-19117


                      IMMULOGIC PHARMACEUTICAL CORPORATION
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)


          Delaware                                      13-3397957
-------------------------------            -----------------------------------
(State or other jurisdiction of            (I.R.S. Employer Identification No.)
incorporation or organization)

610 Lincoln Street, Waltham, MA                                    02154
----------------------------------------                         ----------
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

                                                       Yes   X   No
                                                           -----    -----

      Number of shares of $.01 par value common stock outstanding as of
      September 30, 1996   20,232,566
                           ----------

-------------------------------------------------------------------------------

                      IMMULOGIC PHARMACEUTICAL CORPORATION

                               INDEX TO FORM 10-Q
                               ------------------





                                                                     Page No.
                                                                     --------

PART I.      FINANCIAL INFORMATION
             ---------------------

Item 1.      Financial Statements                                        3
-------
             Condensed Consolidated Balance Sheets                       3
               September 30, 1996 and December 31, 1995

             Condensed Consolidated Statements of Operations             4
               Three and Nine Months Ended September 30,1996
                 and 1995

             Condensed Consolidated Statements of Cash Flows             5
               Nine Months Ended September 30, 1996 and 1995

             Notes to Condensed Consolidated Financial Statements        6

Item 2.      Management's Discussion and Analysis of Financial           7
-------      Condition and Results of Operations

PART II.     OTHER INFORMATION
             -----------------

Item 6.      Exhibits                                                    10
-------
             Reports on Form 8-K                                         10

SIGNATURES                                                               11

PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements
-------
                          IMMULOGIC PHARMACEUTICAL CORPORATION

                    CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)
                                  (dollars in thousands)

                                                    September 30, 1996  December 31, 1995
                                                    ------------------  -----------------
    ASSETS
    ------

Current assets:
  Cash and cash equivalents                              $  12,328         $ 19,067
  Short-term investments                                    29,281           41,921
  Prepaid expenses and other current assets                  1,632              732
                                                         ---------         --------

        Total current assets                                43,241           61,720

Property and equipment, net                                  9,445           10,834
Long-term investments                                       27,318           24,972
Other assets                                                    49               53
                                                         ---------         --------

        Total assets                                     $  80,053         $ 97,579
                                                         =========         ========
    LIABILITIES
    -----------

Current liabilities:
    Accounts payable                                     $   1,124         $    895
    Accrued expenses and other current liabilities           6,690            6,724
                                                         ---------         --------
        Total current liabilities                            7,814            7,619
Other long-term liabilities                                    375              425
                                                         ---------         --------

        Total liabilities                                    8,189            8,044
                                                         ---------         --------
    STOCKHOLDERS' EQUITY
    --------------------

Preferred stock - $.01 par value;
   1,000,000 shares authorized; no shares issued
   or outstanding
Common stock - $.01 par value; 40,000,000 shares                --               --
   authorized; 20,232,566 and 19,924,471 shares
   issued and outstanding at September 30, 1996
   and December 31, 1995, respectively                         202              199
Additional paid-in capital                                 184,914          183,796
    Less deferred compensation                                 (38)             (14)
Accumulated deficit                                       (113,214)         (94,446)
                                                         ---------         --------

        Total stockholders' equity                          71,864           89,535
                                                         ---------         --------

        Total liabilities and stockholders' equity       $  80,053         $ 97,579
                                                         =========         ========



The accompanying notes are an integral part of the condensed consolidated financial statements.

                      IMMULOGIC PHARMACEUTICAL CORPORATION

              CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
                         (in thousands, except per share data)

                                        Three Months                 Nine Months
                                     Ended September 30,         Ended September 30,
                                      1996         1995          1996          1995
                                      ----         ----          ----          ----
Revenues:

   License fees                          --            --            --      $  5,000
   Sponsored research evenues       $   762       $   727      $  2,012         2,133
                                    -------       -------      --------      --------
      Total revenues                    762           727         2,012         7,133

Operating expenses:

   Research and development           7,447         5,687        19,532        18,391
   General and administrative         1,785         1,394         4,770         4,535
                                    -------       -------      --------      --------
      Total operating expenses        9,232         7,081        24,302        22,926
                                    -------       -------      --------      --------

Operating loss                       (8,470)       (6,354)      (22,290)     (15,793)

Interest income                         974         1,122         3,522         2,847
                                    -------       -------      --------      --------

Net loss                            $(7,496)      $(5,232)     $(18,768)     $(12,946)
                                    =======       =======      ========      ========

Net loss per common share           $ (0.37)      $ (0.31)     $  (0.93)     $ (0.81)
                                    =======       =======      ========      ========
Weighted average number of
  common shares outstanding          20,232        16,913        20,207        16,074
                                    =======       =======      ========      ========



The accompanying notes are an integral part of the condensed consolidated financial statements.

                      IMMULOGIC PHARMACEUTICAL CORPORATION

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                                   (in thousands)

                                                          Nine Months Ended September 30,
                                                               1996            1995
                                                             --------        --------
Operating activities:

   Net loss                                                  $(18,768)       $(12,946)
   Depreciation and amortization                                1,960           2,297
   Write-down of leasehold improvements                            --             345
   Net change in other assets and liabilities                    (751)          1,294
                                                             --------        --------

   Net cash used in operating activities                      (17,559)         (9,010)
                                                             --------        --------

Investing activities:

   Purchase of equipment and leasehold improvements              (550)         (1,675)
   Proceeds from sale of equipment                                 --             600
   Net change in short-term investments                        12,640          (9,203)
   Net change in long-term investments                         (2,346)         (2,832)
                                                             --------        --------

   Net cash provided by (used in) investing activities          9,744         (13,110)
                                                             --------        --------
Financing activities:

   Issuance of common stock                                        --          45,700
   Exercise of stock options                                      908              97
   Other                                                          168              --
                                                             --------        --------

   Net cash provided by financing activities                    1,076          45,797
                                                             --------        --------

Net increase (decrease) in cash and cash equivalents           (6,739)         23,677

Cash and cash equivalents, beginning of period                 19,067          13,608
                                                             --------        --------

Cash and cash equivalents, end of period                     $ 12,328        $ 37,285
                                                             ========        ========




The accompanying notes are an integral part of the condensed consolidated financial statements.

                      IMMULOGIC PHARMACEUTICAL CORPORATION

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS





Note A - Basis of Presentation
------------------------------

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

Note B- Subsequent Event
------------------------

On October 25, 1996, the Company and Hoechst Marion Roussel, Inc. (HMRI) amicably resolved all obligations relating to their prior joint collaboration resulting in the Company receiving $7,000,000 from HMRI as well as the transfer of ALLERVAX[Registered Trademark] CEDAR and ALLERVAX[Registered Trademark] MITE peptide inventories to be used by the Company in future product development activities. Upon termination of the collaboration the Company reacquired all ownership rights to the ALLERVAX[Registered Trademark] program.

                      IMMULOGIC PHARMACEUTICAL CORPORATION
Item 2.
-------
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations
---------------------

Revenues for the third quarter of 1996 were $762,000 compared to $727,000 for the third quarter of 1995. For the first nine months of 1996, revenues were $2,012,000 consisting primarily of research funding from Schering AG, Germany
(SAG) related to a joint development and collaboration agreement in the Company's multiple sclerosis program. In the comparable 1995 period, revenues were $7,133,000, which included research funding from SAG and the last of three scheduled annual $5,000,000 license payments from HMRI.

Total operating expenses for the third quarter of 1996 increased $2,151,000 or 30.4% to $9,232,000 as compared to the third quarter of 1995. On a year-to-date basis, total expenses increased by $1,376,000 or 6.0% to $24,302,000 as compared to the corresponding nine-month 1995 period. The increase in operating expenses in both the three and nine-month periods was primarily due to costs incurred in the clinical trial program with for the Company's ALLERVAX[Registered Trademark] CAT and ALLERVAX[Registered Trademark] RAGWEED products and the addition of new employees to support the development, clinical and regulatory requirements of these products. Offsetting somewhat the increase in operating expenses was the elimination of costs associated with the Company's closing of its Palo Alto, California research facility during the second quarter of 1995.

Interest income for the third quarter of 1996 was $974,000 compared to $1,122,000 for the third quarter of 1995, a decrease of $148,000 or 13.2% resulting primarily from lower interest rates earned on investments offset in part by a higher available investable balance. For the first nine months of 1996, interest income was $3,522,000 compared to $2,847,000 for the comparable 1995 period, an increase of $675,000 or 23.7%. The increase in interest income year-to-date resulted from a higher available investment balance as compared to the prior year and interest payments received from HMRI relating to capital expenditures made by the Company to manufacture the ALLERVAX[Registered Trademark] family of therapeutics. These increases in interest income were offset in part by a lower interest rate earned on investments.

The Company reported a net loss of $7,496,000 ($(0.37) per share) for the third quarter of 1996 compared to a net loss of $5,232,000 ($(0.31) per share) for the comparable 1995 period. For the first nine months of 1996, the Company reported a net loss of $18,768,000 ($(0.93) per share) compared to a net loss of $12,946,000 ($(0.81) per share) for the comparable 1995 period. The increased net loss for the nine-month period was due primarily to the receipt in 1995 of the last of three scheduled annual $5,000,000 license payments from HMRI and increased clinical trial and related costs for the Company's ALLERVAX[Registered Trademark] CAT and RAGWEED products, offset in part by cost reductions realized from the consolidation of the Company's research operations to Waltham, Massachusetts during the second quarter of 1995.

                      IMMULOGIC PHARMACEUTICAL CORPORATION

-------   ---------

Liquidity and Capital Resources
-------------------------------

At September 30, 1996, the Company had $35,427,000 of working capital consisting primarily of cash and cash equivalents and short-term investments, as compared to $54,101,000 at December 31, 1995. In addition, the Company had $27,318,000 in long-term investments compared to $24,972,000 at December 31, 1995. The decrease of $18,674,000 in working capital was primarily attributable to cash used in operations of $17,559,000 and capital purchases of $550,000 offset in part by the proceeds received upon the exercise of employee stock options in amount of $908,000.

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

Item 6.  Exhibits and Reports on Form 8-K
-------  --------------------------------


      (a)       EXHIBITS:

                  Exhibit
                  Number      Exhibit                                 Page No.
                  ------      -------                                 --------

                      27      Financial Data Schedule                    11




(b)        REPORTS ON FORM 8-K

           No Current Reports on Form 8-K were filed during the quarter ended September 30, 1996.

                                   SIGNATURES



           Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                   IMMULOGIC PHARMACEUTICAL CORPORATION
                                   ------------------------------------
                                              (Registrant)




Date: November 5, 1996             /s/ Robert J. Gerety
      ----------------             -------------------------------------------
                                   Robert J. Gerety, M.D., Ph.D.
                                   President and Chief Executive Officer



Date: November 5, 1996             /s/ Richard N. Small
      ----------------             -------------------------------------------
                                   Richard N. Small
                                   Vice President and Chief Financial Officer
                                   (Principal Financial and Accounting Officer)