Form 10-K
period 1996-12-31
IMMULOGIC PHARMACEUTICAL CORP /DE
filed 1997-03-31
CIK 873731

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

                    ANNUAL REPORT PURSUANT TO 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 1996     Commission file number:  0-19117

                      IMMULOGIC PHARMACEUTICAL CORPORATION
             (Exact name of registrant as specified in its charter)

              Delaware                                          13-3397957
     (State or other jurisdiction                            (I.R.S. Employer
of incorporation or organization)                         Identification Number)

                               610 Lincoln Street
                          Waltham, Massachusetts 02154
                                 (617) 466-6000
   (Address, including zip code, and telephone number, including area code, of registrant's principal executive offices)

Securities registered pursuant to Section 12(b) of the Act:   None


Securities registered pursuant to Section 12(g) of the Act:

                                                  Common Stock, Par Value $.01
                                                Preferred Stock Purchase Rights,
                                                         Par Value $.01
                                                         (Title of class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days. Yes  X  No    .
                                       ---    ---

Indicate by a check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to the
Form 10-K.                                                                   [ ]

The aggregate market value of the Common Stock held by non-affiliates of the registrant, based on the last sale price of the Common Stock reported on the
Nasdaq National Market on March 21, 1997 was $100,891,924.            .

The number of shares of Common Stock outstanding as of March 21, 1997 was 20,241,640.

                       DOCUMENTS INCORPORATED BY REFERENCE

Portions of the ImmuLogic Pharmaceutical Corporation definitive Proxy Statement for the 1997 Annual Meeting of Stockholders to be held on May 13, 1997 are incorporated by reference in Part III

                                     PART I


ITEM 1.        BUSINESS

GENERAL

         ImmuLogic Pharmaceutical Corporation (ImmuLogic or the Company) is a biopharmaceutical company developing novel products with a primary emphasis on the treatment of allergies and autoimmune diseases. ImmuLogic's technological approach is based on proprietary discoveries and an advanced understanding of the molecular events controlling the human immune system. The Company is developing its ALLERVAX(R) family of allergy therapeutics, with the ALLERVAX(R) CAT and ALLERVAX(R) RAGWEED therapeutics, the lead products in the family, both in advanced clinical development stages. Three earlier stage ALLERVAX(R) products for the treatment of house dust mite, spring grasses and Japanese cedar pollen have been defined. The autoimmune disease program is focused on developing therapeutics to treat T cell mediated autoimmune diseases. As a result of recently announced changes in management and the composition of the Company's Board of Directors, the Company has redefined its priorities for product development and plans to focus most of its resources in 1997 on the development of its ALLERVAX(R) RAGWEED and ALLERVAX(R) CAT therapeutics.

        The Company was incorporated under the laws of the State of Delaware on March 26, 1987. None of the Company's products have completed human clinical testing, therefore the Company does not expect to market any product commercially for at least several years.

THE IMMUNE RESPONSE

         The immune system is a major biological defense system responsible for protection against disease. It functions through a complex interplay of components which allow the body to detect and defend against foreign invaders. These invaders include bacteria, viruses, parasites and other substances. The immune system recognizes and distinguishes foreign substances (non-self), generally termed antigens, from the body's own tissue (self). The immune system is able to react continually to a wide variety of antigens, to "remember" a foreign substance to which it has been exposed previously, and to rid the body of the foreign substance and its effects on the biological system.

         The recognition and memory processes of the immune system are controlled by the activity of two types of cells, T cells and B cells. T cells are pivotal control cells for the entire antigen-specific immune response system, playing a critical role in recognizing the antigen, initiating the immune response and regulating the resulting cascade of immunological events. B cells secrete antibodies, which play a role in recognizing and in neutralizing the foreign invader.

         When a foreign substance enters the body, antigen presenting cells physically engulf the foreign antigen. The foreign antigen which triggers immune responses is commonly a protein, which is composed of a linear sequence of smaller molecular building blocks called amino acids. The antigen also has a three-dimensional conformation, determined by the chemical interactions among the amino acids. Foreign antigens engulfed by antigen-presenting cells are broken down by enzymes, and smaller fragments of the foreign antigen, called peptides, are formed. A specific peptide is transported to the cell surface of the antigen presenting cell and presented, bound to receptors called the HLA (human leukocyte antigen) complex, to T cells which recognize a specific amino acid sequence within the peptide called the T cell epitope. HLA molecules are found on the surface of a variety of cells in the body. The HLA molecules are encoded by a gene complex called the Major Histocompatibility Complex, or MHC. The terms HLA and MHC are sometimes used interchangeably. Specificity of this recognition of the HLA-epitope complex by T cells occurs through a receptor on the cell surface, the T cell receptor. The Company refers to the molecular complex consisting of a T cell, epitope-containing peptide bound to the HLA molecule, and the T cell receptor as the recognition triad.

         The formation of the recognition triad initiates a series of events characteristic of all immune responses designed to eliminate the foreign substances. Although the immune system is designed to be beneficial, the system can mount inappropriate reactions to foreign antigens such as cat dander or ragweed pollen and to self antigens such as proteins in the body. When these antigens are perceived incorrectly as harmful, allergies and autoimmune disease can result.

TECHNOLOGY AND PRODUCT CANDIDATES

PRIMARY THERAPEUTIC APPROACH: T CELL DOWN REGULATION

         ImmuLogic's primary therapeutic approach is to intervene at the recognition triad, the starting point of the aberrant immune response. The Company's potential therapeutic products target the underlying cause of disease by modulating the antigen-specific T cell responses involved in initiating and maintaining the immune cascade through administration of T cell epitope-containing peptides derived from the disease-causing antigen. ImmuLogic is designing drugs targeted at the antigen-specific components that provoke an undesirable immune response. Accordingly, the Company believes that its products are unlikely to cause general suppression of the immune system while down-regulating the undesirable immune response in an antigen-specific manner.

         In its allergy program, ImmuLogic has obtained experimental evidence in animals showing that administration of T cell epitope-containing peptides derived from a known allergen reduces the responsiveness of the T cells responsible for stimulation of the immune response to that antigen.
Experimental results from other researchers in the field provide support for the Company's findings and for its belief that the T cell down regulation approach represents an opportunity to develop therapies to treat allergies and autoimmune diseases, which are caused by inappropriate immune responses to innocuous environmental antigens or self antigens.

ALLERGY PROGRAM

         Overview. Allergy can be thought of as inappropriate immune system responses to certain substances which do not in themselves cause disease. Most individuals mount an immune response to pollens, certain animal proteins and other environmental antigens. However, in non-allergic individuals, the immune system responds in a way that does not result in allergic symptoms. In allergic individuals, the immune system responds inappropriately, resulting in the sneezing associated with allergic rhinitis and the wheezing associated with asthma. In a severe allergic reaction, anaphylaxis, which can involve extreme respiratory distress and vascular collapse, can result.

         An allergen, such as a pollen protein, enters the body and is processed by antigen-presenting cells. T cells bind to the HLA-peptide complex, forming the recognition triad. Cytokines are released by the activated T cells and act as signaling agents which regulate the ongoing and subsequent responses of the immune system such as cell proliferation, inflammation and antibody production. These cytokines can either stimulate or prevent the migration of additional immune cells into the area, resulting in tissue inflammation and swelling associated with allergic responses. Cytokines also play a role in regulating B cells to produce antibodies. In allergic diseases, it is the production of IgE antibodies to the allergen which is responsible for the development and persistence of allergic responses. The IgE antibodies bind to effector cells (blood basophils and tissue mast cells) which store and release histamine and other inflammatory activators upon exposure to allergens. The release of histamine and other mediators results in allergic symptoms.

         Allergic Diseases - Market Opportunity. Allergic symptoms include rhinitis, asthma and skin eruptions. Allergies afflict substantial numbers of people worldwide, including approximately 50 million or 20% of the U.S. population. The Company estimates that 11 million allergy sufferers in the United States each year seek a physician's care for allergic rhinitis and other allergy symptoms. Most are treated symptomatically with either antihistamines, decongestants, steroids, prescription or non-prescription cough and cold medications, or a combination of these drugs. For many patients, these medications cause side effects such as drowsiness, are inconvenient to take, and fail to eliminate symptoms completely.

         In the United States, two to three million people receive allergy shots, called immunotherapy. Immunotherapy consists of a series of desensitization injections which contain extracts of whole allergens and are administered weekly or monthly for three to five years with the risk of significant side-effects.

         The Company believes that there is a strong desire on the part of allergy sufferers and physicians for new treatments for allergic diseases. Although immunotherapy treatments can be effective, relatively few patients, generally only the most severely affected, are willing to undergo this therapy, primarily because the shots must be given frequently over a prolonged period of time. The lengthy treatment protocols have been developed in large part because immunotherapy carries a risk that a severe allergic reaction, including anaphylaxis, may occur if effective doses are given too rapidly. Conventional drug treatments are palliative, must be taken indefinitely, and frequently fail to offer adequate symptomatic relief. The Company's ALLERVAX(R) products will initially target patients who are identified as candidates for immunotherapy, but have chosen not to receive immunotherapy or who have terminated treatment. Over half of the candidates for immunotherapy (approximately two to three million people) discontinue or choose not to receive immunotherapy.

         Although there are hundreds of substances in the environment to which people are allergic, important allergens, including those in cat dander, house dust mite and common pollens, are similar around the world. This similarity enables the ALLERVAX(R) products to be developed for worldwide use.

         ALLERVAX(R) Products. ImmuLogic is developing a new class of allergy therapeutic products to be administered via subcutaneous injection which it believes will provide substantial improvement in effectiveness, safety and convenience over existing immunotherapy. The Company's approach has been to identify the proteins that cause the allergic response and to define the relevant T cell epitopes from each of these proteins. ImmuLogic's ALLERVAX(R) products contain peptides which have been shown to be part of the recognition triad in allergic humans. The Company believes that these peptides will down regulate the immune response, thereby alleviating the symptoms associated with specific allergies. The Company has shown in animal studies that it is possible, through subcutaneous administration of T cell epitope-containing peptides derived from an allergen, to down regulate T cell responses responsible for initiating and maintaining the allergen-specific immune response. The Company believes that clinical data demonstrate that the peptides are well tolerated and are able to down regulate allergen-specific T cell activation in these patients.

         The Company, in cooperation with several university-based collaborators, has cloned and sequenced relevant allergenic proteins of cat dander, ragweed pollen, house dust mite, Japanese Cedar pollen, and certain grass pollens. ImmuLogic has successfully identified the T cell epitopes of these antigens which cause the immune response resulting in allergic symptoms. ImmuLogic has chosen certain of these epitopes, each approximately 20 to 27 amino acids in length, to synthesize and combine to create the ALLERVAX(R) products for each specific allergy.

                                    Approximate                 Approximate
                                   percentage of                  size of
Allergy                              population                 population
-------                            -------------                ------------
Cat (1) .....................            2%                       5 million
Ragweed (1) .................           10%                      25 million
House dust mite (1) .........            6%                      15 million
Grasses (1) .................           10%                      25 million
Japanese Cedar pollen (2) ...           10%                      13 million

-----------------
(1) U.S. population. (Source: NHANES II National Health Survey Series 11,
    No. 235)
(2) Japanese population.


         Cat: Cat allergy is particularly troublesome because it can be manifested as asthmatic as well as rhinitic symptoms, and because of the chronic nature of exposure.

         Ragweed: Ragweed allergy is a major allergy in North America. It can cause debilitating symptoms during a season of six to eight weeks in the late summer and early fall when the ragweed plant releases pollen into the air.

         House dust mite: Dust mite allergy is an important worldwide allergy. Dust mites are ubiquitous in homes, thriving in beds, draperies and carpets. Allergic individuals are constantly exposed to this allergen. As with cat allergy, this constant exposure may cause the allergic condition to worsen with time. Dust mite allergies are associated with asthmatic symptoms.

         Grasses: It is estimated that five species of grass are responsible for most spring grass allergies. Work performed by ImmuLogic and others indicates that there appears to be a high degree of similarity among the relevant allergens in different grass species. For this reason, ImmuLogic believes that a single therapy may be effective against allergy to several grasses.

         Japanese Cedar pollen: Japanese Cedar pollen allergy is one of the most troubling allergies in Japan, causing debilitating symptoms during a season of approximately three months when this tree releases pollen.

         For its cat allergy product, ALLERVAX(R) CAT, the Company has been conducting human clinical studies since April 1992. The Company has completed a number of Phase I and Phase II clinical studies. The Company has chosen the cat room model as the appropriate clinical model in which to establish efficacy. Two cat room trials have been completed, the first in March 1994. In this cat room trial, the Company studied 92 cat allergic patients in a controlled dander environment and compared their symptoms to placebo recipients before and after treatment. The trial results demonstrated a statistically significant improvement in patients' self-rated symptoms in the two high dose groups.

         Based on these results and additional information attained from other clinical studies, the Company conducted a second cat room challenge trial completed in 1996. The results of this 270 patient, multi-center, placebo-controlled trial were reported in April 1996 and showed that patients in the most intensive treatment group, those receiving four 750 microgram doses, two times a week for two weeks, reported a statistically significant improvement in total allergy symptom scores, the primary endpoint of the study compared to placebo recipients.

         Following the results of this cat room challenge trial the Company met with the FDA to discuss future development plans for the product. As a result of these discussions, the Company will be required to conduct additional clinical trial or trials prior to filing a Product License Application for the ALLERVAX(R) CAT product. These trials will be designed to maximize pulmonary symptom improvement and will include objective measurements of efficacy along with symptom ratings. Pending the results of further discussions with FDA, the Company expects to initiate these trials in 1997.

         For its ragweed allergy product, ALLERVAX(R) RAGWEED, the Company began human clinical testing in 1994. The Company has completed both Phase I and Phase II trials of the ALLERVAX (R) RAGWEED product and conducted in-season clinical trials of the ALLERVAX(R) RAGWEED product during the 1995 and 1996 ragweed allergy seasons (August-October). Nasal, rhinoconjunctival (nasal and eyes) and total allergy symptoms were evaluated during the 1995 ragweed allergy season. In February 1996, the Company reported positive results obtained in the 1995 trials. Data from the double-blind, placebo-controlled trials conducted in 960 patients at 27 centers in the United States and Canada, showed that the ALLERVAX(R) RAGWEED product was well tolerated and decreased allergy symptoms over the total allergy season.

         The Company met with the FDA in mid 1996 to discuss plans for a 1996 ragweed season trial. The trial was designed with input from the FDA and was initiated in July, prior to the start of the ragweed season. It was a double-blind, placebo-controlled trial of 500 patients at 22 centers in the U.S. Results from this trial were reported in January 1997. The results show that eight doses of 250 micrograms of the ALLERVAX(R) RAGWEED administered prior to the start of the ragweed season improved symptoms across the allergy season and reduced the use of antihistamine and decongestant medications during the season. Based on the results of this trial and pending the outcome of further discussions with the FDA, the Company plans to conduct additional clinical trials, including pivotal trial or trials, in 1997. Because ragweed allergies are a seasonal condition, these trials must be commenced no later than late summer 1997 when the ragweed season begins.

         The Company has defined the composition of house dust mite, grass pollen and Japanese Cedar pollen product candidates. These three candidates will be advanced in development if and when a partner is identified.

         ImmuLogic believes that it will be able to conduct the steps necessary to initiate and conduct clinical studies with its product candidates, but there can be no assurance that approvals will be obtained, or that the results of future clinical trials in humans will be sufficient to establish the safety and efficacy of any product candidates or will confirm or be consistent with the results obtained in earlier trials.

AUTOIMMUNE DISEASE PROGRAM

         Overview. Autoimmune diseases result from the failure of the immune system to correctly distinguish self from non-self, resulting in an immune attack on the body's own tissue. Autoimmune diseases include, among others, multiple sclerosis, in which immune responses cause destruction of the myelin sheath covering the nerves of the central nervous system, resulting in paralysis and debility, Type I (insulin-dependent) diabetes, in which the pancreatic islets are destroyed, thus preventing the body from making a key hormone required for regulation of blood sugar, and rheumatoid arthritis, in which inflammation and subsequent deterioration of joints results in pain and lack of mobility. These diseases are chronic, require lifelong treatment, and are often progressive.

         The autoimmune response begins by the coupling of an autoantigen or foreign antigen which mimics an autoantigen to an antigen-presenting cell. In autoimmune diseases, it is generally believed that a T cell epitope derived from the autoantigen is presented by an HLA molecule. This HLA-epitope complex is recognized by a receptor on an autoreactive T cell ("helper" T cell), forming the recognition triad. The T cell becomes activated and produces cytokines which cause T and B cell responses, resulting in inflammation. Activation of a specific type of T cell (cytotoxic or "killer" T cell) can result in a direct attack on cells bearing the autoantigenic epitope on their surface, leading to destruction of specific tissues or organs (myelin in the case of multiple sclerosis).

         ImmuLogic's primary technological approach is to develop therapeutics to prevent the initiation or progression of autoimmune diseases through down regulation of autoantigen specific immune responses. ImmuLogic has initiated proprietary programs aimed at the identification of the specific autoantigens that cause multiple sclerosis and other autoimmune diseases. Characterization of autoantigens makes it possible to identify T cell reactive epitopes of these autoantigens and to develop therapies with the potential to modulate these aberrant immune responses. This approach is similar in principle to that being employed in the ALLERVAX(R) program. Data from the ALLERVAX(R) program, both from preclinical and clinical research, provide support for a peptide-based approach to treat autoimmune diseases.

        Multiple Sclerosis. The Company's principal effort in the autoimmune disease area is in developing a peptide-based therapeutic to treat multiple sclerosis. It is estimated that at least 300,000 people in North America suffer from multiple sclerosis. The Company has obtained pre-clinical data results through a collaboration with Stanford University that support the concept of T cell modulation in autoimmune diseases. In an animal model of multiple sclerosis, experimental administration of peptides derived from autoantigens not only prevented disease but also ameliorated the symptoms of the ongoing disease and improved survival. In December 1996, ImmuLogic filed an IND application to begin clinical trials of an injectable peptide immunotherapeutic to treat multiple sclerosis. In connection with the reorganization of the Company's development plans in March 1997 and the decision to focus most of the Company's resources on the ALLERVAX(R) RAGWEED and ALLERVAX(R) CAT therapeutics, the Company is reviewing plans for the efficient development of its multiple sclerosis product.

OTHER PROGRAMS

        Substance Abuse Program. The Company is utilizing more traditional vaccine approaches to develop therapeutic products to help motivated individuals recover from substance dependence. The vaccine is expected to induce specific antibodies which are capable of binding the substances in the blood and minimizing the passage of the substances into the brain. The Company published preclinical studies relating to its cocaine vaccine program in the October 1996 issue of the journal Nature Medicine. The published data show that antibodies against cocaine can significantly decrease drug-seeking behavior for cocaine in an animal model of addiction. Also, the vaccine decreased the passage of cocaine into the brain in animals receiving cocaine intravenously, a route comparable to that used by human abusers of the drug. ImmuLogic received a $700,000 Small Business Innovation Research grant from the National Institute on Drug Abuse (NIDA) in August 1996 to fund the early development of this vaccine.

        Contact Hypersensitivity Program. Applying the same concept as in allergies and autoimmune diseases, the Company has conducted research and preclinical studies to develop a therapeutic to treat contact hypersensitivity to poison ivy and poison oak.

        Poison ivy and poison oak are widespread, resulting in various degrees of morbidity. Such hypersensitivity, caused by a substance called urushiol found in the poison ivy/oak plant, may compromise management of medical conditions and disrupt productivity in the workplace. The effector cells responsible for hypersensitivity to poison ivy and poison oak are urushiol-specific T cells. The Company has focused on an immunotherapeutic approach to down-regulate urushiol-specific T cells. To devote sufficient resources to other late stage clinical development candidates, the Company has suspended development of the poison ivy/poison oak sensitivity product and may make this product candidate available for license to third-parties.


COLLABORATION AGREEMENTS

         Hoechst Marion Roussel, Inc. (formerly Marion Merrell Dow Inc.). In February 1992, the Company entered into a collaboration agreement with Hoechst Marion Roussel, Inc. (HMR) (formerly Marion Merrell Dow, Inc.) relating to the worldwide development and commercialization of the Company's family of five injectable ALLERVAX(R) allergy therapeutic products (the Collaboration Agreement). In March 1995, the Company and HMR signed a letter agreement for the joint manufacture of ALLERVAX(R) products. On March 7, 1996, HMR notified the Company that it was withdrawing from the Collaboration Agreement, effective September 7, 1996. The Company and HMR worked together to effect an orderly transition of responsibilities as the ALLERVAX(R) program shifted entirely to the Company. On October 30, 1996, the Company received a payment in the amount of $7,000,000, resolving all obligations relating to the program in a manner agreeable to both the Company and HMR. In addition, HMR transferred ALLERVAX(R) CEDAR and MITE peptide inventories to the Company to be used in future product development activities. No value has been attributed to these peptides in the Company's December 31, 1996 balance sheet as the Company is still considering plans to develop these programs beyond the research stage. Under the terms of the Collaboration Agreement, upon termination of the collaboration, the Company regained all rights to the Company's ALLERVAX(R) allergy program including all injectable and oral therapeutics and complimentary recombinant allergy diagnostics.

         At the time of execution of the Collaboration Agreement, HMR made a $7,000,000 payment to the Company and through December 31, 1996 had made license and milestone payments of $17,000,000 and a final settlement payment of $7,000,000 which is recorded as other revenues in the Company's 1996 statement of operations. In addition, HMR purchased, in December 1991, 1,000,000 shares of the Company's Common Stock for $18,000,000. As of March 22, 1996, HMR had sold these shares on the open market.

         Schering AG, Germany. In March 1995, the Company signed a collaboration agreement with Schering AG for the joint development and commercialization of the Company's peptide therapeutic to treat multiple sclerosis. Under this agreement, the Company would have received up to $7,500,000 in research support ($4,375,000 of which has been received through December 31, 1996) and up to $20,000,000 in milestone payments. The Company would pay one-third of the costs associated with clinical development and would receive a substantial royalty on net sales, if any. During 1996, the parties agreed in concept to changes in the collaboration agreement under which milestone payments will be restructured to payments made after successful product demonstration and annual research support funding from Schering AG during 1997 will be reduced from $2,500,000 to $1,250,000. This funding will be dedicated exclusively to the development of a nonparenterally administered therapeutic product for multiple sclerosis. The Company will fund all clinical development costs for the injectable therapeutic product for multiple sclerosis. Schering AG has the right, at its election, to participate in the development and commercialization of the injectable dosage form. If Schering AG elects to participate, it will be required to reimburse the Company for a significant portion of these development costs and will be obligated to make certain milestone payments to the Company upon achievement of development milestones. Schering AG has the right to terminate the collaboration agreement upon 30 days prior written notice to the Company. See Factors Which May Affect Future Results -- Relationship with Schering AG.

         In addition, Schering Berlin Venture Corporation purchased 1,042,345 shares of the Company's Common Stock for $8,000,000 at the time of entering into the agreement. In April 1996, ImmuLogic registered these shares under the Securities Act of 1933 pursuant to the registration rights granted to Schering Berlin Venture Corporation in the stock purchase agreement. Upon registration, Schering Berlin Venture Corporation sold these shares on the open market.


COMPETITION

         The pharmaceutical and biotechnology industries are characterized by rapidly evolving technology and intense competition. Many companies, including major pharmaceutical and chemical companies, as well as specialized biotechnology companies, are engaged in activities similar to those of the Company. Certain of these companies have substantially greater financial and other resources, larger research and development staffs, and more extensive marketing and manufacturing organizations than the Company. Many of these companies have significant experience in preclinical testing, conducting human clinical trials and other regulatory approval procedures. In addition, colleges, universities, governmental agencies and other public and private research organizations conduct research and may market commercial products on their own or through joint ventures. These institutions are becoming more active in seeking patent protection and licensing arrangements to collect royalties for use of technology that they have developed. These institutions also compete with the Company in recruiting and retaining highly-qualified scientific personnel.

         There is substantial competition for the Company's products in the allergy area. Many pharmaceutical companies have programs focused on enhancing current therapies, such as non-sedating antihistamines, and on developing products which affect immune system mediators further down the allergic cascade. Most of these approaches are aimed at relieving symptoms, reducing side effects, and addressing the inconvenience to the patient. While the Company believes that its ALLERVAX(R) products, if successfully developed, would have therapeutic advantages over currently available treatments, there can be no assurance that such advantages will materialize. The Company expects that its ALLERVAX(R) products could encounter significant competition.

         There are numerous pharmaceutical and biotechnology companies developing therapies to treat autoimmune diseases. Many pharmaceutical companies are working on products to treat multiple sclerosis. Current therapies improve disease symptoms or delay the time between exacerbations. Other potential therapeutics which target the underlying disease state include oral tolerance therapy. Autoimmune diseases are a major target for many companies developing therapeutics, and it is unclear which approaches will work best.

         The Company believes that its ability to compete effectively will be based on its ability to create and maintain scientifically advanced technology, attract and retain scientific personnel with a broad range of expertise, obtain patent protection or otherwise develop proprietary products or processes, obtain required government approvals on a timely basis, select and pursue research and development projects in areas in which significant market opportunities exist or are likely to develop, manufacture its products on a cost-effective basis and successfully market its products either alone or through third parties. Many of the Company's competitors have substantially greater financial resources, more clinical and regulatory experience, manufacturing facilities and sales and marketing organizations than the Company.

PATENTS, TRADEMARKS, AND PROPRIETARY RIGHTS

         The Company's strategy is to pursue aggressively a strong patent portfolio. As of December 31, 1996, the Company had ownership rights to approximately 60 patent applications in the United States. Of these applications, 46 have corresponding applications on file with the World Intellectual Property Organization (WIPO) or in one or more of the following national or regional patent offices: Canada, Japan, Australia, Finland, Norway, Mexico, South Africa, Portugal, New Zealand, Israel, South Korea, Taiwan and Europe. Of these original patent applications: 8 have general application in allergy and autoimmune disease including the technology licensed from the Massachusetts Institute of Technology ("MIT") as described below; 37 are related to the Company's allergy program; 8 are related to the Company's autoimmune disease program; and the remaining 7 are related to other inventions. In addition, the Company owns or has exclusive rights to 8 United States patents, 6 Australian patents, 1 Canadian patent, 1 European patent, 8 South African patents and 1 New Zealand patent.

         The Company has entered into a number of licensing arrangements pursuant to which it has obtained exclusive rights to certain technologies. In 1987, ImmuLogic licensed a patent application from MIT claiming methods and compositions for modulating the immune response of a cellular system. One United States patent was issued in May, 1991, with claims related to methods for use of compositions as vaccines and therapeutics. A United States patent application covering other aspects of the original MIT patent application is pending. The issued claims relate to potential approaches to vaccine therapy and are unrelated to the Company's current research programs in allergy and autoimmune diseases. Under its agreement with MIT, as amended, ImmuLogic is required to make certain benchmark and royalty payments to MIT, including a $750,000 patent allowance fee due in installments.

         In addition, the Company has obtained exclusive licenses from the University of North Carolina, TVW Telethon ICHR (Perth, Australia) and University of Melbourne covering inventions and patent applications relating to therapeutic uses of allergenic proteins and peptides of ragweed, house dust mite and grasses, respectively. Under these license agreements, the Company is required to pay royalties based on sales of products derived from the licensed inventions. The Company cannot at this time make a meaningful estimate of its total future costs under the MIT license and its other licensing arrangements because such costs depend on several factors, including the level of future product sales.

         ImmuLogic has filed or licensed patent applications on the protein sequences for specific allergenic proteins and portions thereof, use of the sequences, and the use of certain T cell epitopes from these sequences in therapeutic compositions. This work was primarily based on extensive in vitro studies using human samples, as well as in vivo animal work, to determine the manner in which T cells respond to allergens and their epitopes.

         Patent applications have also been filed on work conducted at ImmuLogic relating to the multiple sclerosis, contact hypersensitivity and drugs of abuse therapeutic programs. ImmuLogic has licensed patents pertaining to the drugs of abuse therapeutic program for which the Company pays royalties.

         There can be no assurance that patent applications owned by or licensed to the Company will issue or that, if issued, they will provide the Company with significant protection against competitors. In addition, the Company is aware of one issued European patent and one pending European patent application belonging to third parties which may adversely affect the Company's ability to commercialize its multiple sclerosis therapeutic candidate. If the claims contained in these patents are sustained, the Company may need to acquire licenses to those technologies in order to commercialize its multiple sclerosis therapeutic candidate in Europe. The cost or availability of licenses for these technologies is unknown. There may be additional domestic and foreign patent applications pending of which the Company is unaware at this time and which may affect the Company's ability to commercialize any of its products if corresponding patents are issued. There can be no assurance that ImmuLogic will not need to acquire licenses under patents belonging to others for technology potentially useful or necessary to ImmuLogic and, with the exception of the Cohen-Boyer patents on recombinant DNA under which ImmuLogic has acquired a non-exclusive license, the cost or availability of such potential licenses is currently unknown. Moreover, there can be no assurance that any patents issued to or licensed by the Company will not be infringed upon or designed around by others.

         Some of the Company's know-how and technology is not patentable. To protect its rights, the Company requires all employees, consultants, advisors and collaborators to enter into confidentiality agreements with ImmuLogic. There can be no assurance, however, that these agreements will provide meaningful protection for the Company's trade secrets, know-how or other proprietary information in the event of any unauthorized use or disclosure. Further, in the absence of patent protection, the Company's business may be adversely affected by competitors who independently develop substantially equivalent technology.

GOVERNMENT REGULATION

         The production and marketing of the Company's products and its research and development activities are subject to regulation for safety and effectiveness by numerous governmental authorities in the United States and other countries. Pharmaceutical products intended for therapeutic or diagnostic use in humans are governed by FDA regulations in the United States and by comparable regulations in foreign countries. The process of completing clinical testing and obtaining FDA approval for a new human drug or biological product requires a number of years and the expenditure of substantial resources.

         The steps required before a new human pharmaceutical product may be marketed in the United States include (1) preclinical laboratory and animal tests, (2) the submission to the FDA of an application for an IND, (3) adequate and well-controlled human clinical trials to establish the safety and effectiveness of the drug, (4) the submission of a Product License Application
(PLA) or a New Drug Application (NDA) to the FDA, and (5) FDA approval of the PLA or NDA prior to any commercial sale or shipment of the drug.

         Preclinical studies are commonly conducted in a laboratory in animal models or on human samples in vitro. The results of these studies are submitted to the FDA as part of the IND application prior to commencement of clinical testing in humans. Clinical trials are characterized by three stages. Phase I trials are designed to provide information about product safety and pharmacology. Phase II trials are designed to provide additional information on safety, preliminary evidence of clinical efficacy and definition of an effective dosing regimen. Phase III trials are large-scale studies designed to provide statistical evidence of effectiveness and safety in humans at the designated dose and dosing regimen. Upon completion of clinical testing, which must demonstrate that the product is safe and effective for a specific indication, a PLA or NDA may be filed with the FDA. This application includes details of the manufacturing and testing processes, preclinical studies and clinical trials. FDA approval of the application is required before the applicant may market the new product.

         Even after initial FDA approval has been obtained, further studies may be required to provide additional data on safety or effectiveness. Also, the FDA may require post-marketing and surveillance programs to monitor the drug's effects.

         In addition to obtaining FDA approval for each product, each manufacturing establishment for new drugs and biologics must receive some form of approval by the FDA. Under current rules for biologics, the facility must obtain an approved Established License Application (ELA) from the FDA. The facility must be inspected by the FDA, and the approval obtained, prior to interstate marketing of any product. Among the conditions for such approval is the requirement that the prospective manufacturer's quality control and manufacturing procedures conform to the FDA's Good Manufacturing Practice (GMP) regulations, which must be followed at all times. Manufacturing establishments, both foreign and domestic, also are subject to inspections by or under the authority of the FDA and by other federal, state or local agencies. The Company currently has the capability to manufacturing GMP-grade materials at its headquarters in Waltham, Massachusetts for the production of human clinical trial materials and, in the event the Company receives the necessary regulatory approvals to market the ALLERVAX(R) CAT product, for production of materials for the product launch. Filling and packaging will be sub-contracted to a third party who must comply with GMP's.

         In addition to regulations enforced by the FDA, the Company also is subject to regulation relating to occupational health and safety, environmental protection, hazardous substance control, radioactive materials control and waste management and disposal. Although the Company believes that its safety procedures for handling and disposing of hazardous and radioactive materials comply with federal, state and local regulations, the risk of accidental contamination or injury from these materials cannot be eliminated.

         For marketing outside the United States, the Company will be subject to foreign regulatory requirements governing human clinical trials and marketing approval for drugs and devices. The requirements relating to the conduct of clinical trials, product licensing, pricing and reimbursement vary widely from country to country, and may differ from requirements in the United States. Results of clinical trials conducted outside the United States, if any, may have bearing on the U.S.
regulatory processes.

         There can be no assurance that FDA approval of any ELA, NDA or PLA submitted by the Company will be obtained, or that if obtained, that any such approval will be obtained in a timely manner.

FACTORS WHICH MAY AFFECT FUTURE RESULTS

         Development Stage of the Company's Products. None of the Company's products has completed human clinical testing. Although the Company's two lead products, ALLERVAX(R) CAT and

ALLERVAX(R) RAGWEED, are in clinical development, significant additional development, laboratory and clinical testing will be required for all of the Company's potential products prior to commercialization. In particular, the Company will be required to conduct pivotal clinical trials for both its ALLERVAX(R) CAT and ALLERVAX(R) RAGWEED products. Consequently, the Company does not expect regulatory approval for commercial sales of any of its products for several years. In addition, results of clinical trials conducted to date relating to the ALLERVAX(R) CAT and ALLERVAX(R) RAGWEED products are not necessarily indicative of the results that will be obtained in future clinical trials and there can be no assurance that regulatory approval to commercialize any product will be granted. Clinical trials may be terminated at any time for many reasons including unanticipitated toxicity, significant adverse events or a lack of efficacy.

         Additional Financing Requirements and Access to Capital. ImmuLogic has funded its operations to date primarily through the sale of equity securities, sponsored research revenues, license payments and earnings on invested capital. The Company has expended substantial funds for the research and development of its products, and will in the future expend substantial funds for further research and development, establishment of commercial-scale manufacturing capabilities, and the marketing of its products. The Company will seek to obtain additional funds for these purposes through equity or debt financings, collaborative arrangements with corporate partners or from other sources. However, such additional funds may not be available to the Company for such purposes on acceptable terms, if at all. Insufficient funds could require the Company to delay, scale back or eliminate certain of its research and development programs or to license third parties to commercialize products or technologies that the Company would otherwise develop or commercialize itself. See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources".

         Relationship with Schering AG. The Company has entered into a collaboration agreement with Schering AG for the joint development and commercialization of the Company's peptide therapeutic to treat multiple sclerosis. All funding from Schering AG will be dedicated to the development of a nonparenterally administered therapeutic product for multiple sclerosis. The Company will fund all clinical costs for the development of the injectable therapeutic product, including any clinical trials. Although Schering AG has the right, at its election, to participate in the development and commercialization of the injectable dosage form (in which event it would be required to provide additional research funding and make milestone payments after successful product demonstration relating to the injectable product), there can be no assurance that Schering AG will elect to participate. Furthermore, Schering AG has the right to terminate the collaboration agreement upon 30 days prior written notice to the Company. There can be no assurance that Schering AG will not terminate the collaboration agreement, or that it will devote the resources necessary to develop and commercialize any products resulting from the collaboration.

         Product Liability. The testing, marketing and sale of human health care products entail an inherent risk of allegations of product defects, and there can be no assurance that substantial product liability claims will not be asserted against the Company. To manage its potential liability, the Company maintains clinical trial liability insurance coverage (although it does not currently maintain product liability coverage) and seeks to include indemnity provisions in its contracts with clinical investigators. These indemnities generally do not protect the Company against certain of its own actions such as those involving its negligence or misconduct. In some cases, the Company is required to indemnify its investigators and others against its own actions. All such indemnities are subject to negotiation and their terms and scope may vary.

         The Company bears the risk that an indemnifying party may not have the financial resources to fulfill its obligations. In addition, the Company could be materially and adversely affected if it were required to pay damages or incur defense expenses (a) in connection with an indemnity claim, or (b) beyond the level of its insurance coverage. There is also no assurance that adequate product liability insurance will be available at acceptable cost, if at all, if and when the Company's products are commercialized.

         Patents and Proprietary Rights. The patent position of biotechnology and pharmaceutical firms is highly uncertain and involves complex legal and factual questions. There is no consistent policy regarding the breadth of claims allowed in biotechnology patents. Accordingly, there can be no assurance that patent applications relating to the Company's products or technology will result in patents being issued or that, if issued, the patents will afford protection against competitors with similar technology. In addition, companies that obtain patents claiming products or processes that are necessary for or useful to the development of the Company's products can bring legal actions against the Company claiming infringement. The Company may be required to obtain licenses from others to develop, manufacture or market its products. There can be no assurance that the Company will be able to obtain such licenses on commercially reasonable terms, if at all, or that the patents underlying the licenses will be valid and enforceable.

         In addition, the Company is aware of one issued European patent and one pending European patent application belonging to third parites which may adversely affect the Company's ability to commercialize its multiple sclerosis therapeutic candidate. If the claims contained in these patents are sustained, the Company may need to acquire licenses to those technologies in order to commercialize its multiple sclerosis therapeutic candidate in Europe. The cost or availability of licenses for these technologies is unknown. There may be additional domestic and foreign patent applications pending of which the Company in unaware at this time and which may affect the Company's ability to commercialize any of its products if corresponding patents are issued.

         Some of the Company's know-how and technology is not patentable. To protect its rights, the Company requires all employees, consultants, advisors and collaborators to enter into confidentiality agreements. There can be no assurance, however, that these agreements will provide meaningful protection for the Company's trade secrets, know-how or other proprietary information in the event of any unauthorized use or disclosure. Further, in the absence of patent protection, the Company's business may be adversely affected by competitors who independently develop substantially equivalent technology. See "Business - Patents and Proprietary Rights".

         Manufacturing and Marketing. The Company has not yet commercialized any products and has limited manufacturing experience. The Company has built a GMP grade manufacturing area in its Waltham, Massachusetts facility for the production of ALLERVAX(R) products. To date, the Company has manufactured the ALLERVAX(R) CAT product to be used in its clinical trials as well as its cocaine vaccine, and the Company has relied upon third party contractors to manufacture its ALLERVAX(R) RAGWEED and multiple sclerosis therapeutics for use in its clinical trials. Filling and packing of the Company's products have been and will in all likelihood continue to be conducted by third party contractors. The Company expects to utilize its manufacturing capacity, upon receiving the necessary regulatory approval, for the product launches of ALLERVAX(R) CAT and ALLERVAX(R) RAGWEED. No assurance can be given that the Company will be able to manufacture the required clinical or commercial quantities of the ALLERVAX(R) products. To the extent that the Company relies upon contract manufacturers, there can be no assurance that such parties will perform their obligations in a timely manner.

         The Company currently has no direct sales or marketing capability. If the Company elects to commercialize and market its products itself, the Company will need to develop additional capabilities, and there can be no assurance that the Company will be successful in developing such capabilities. If the Company elects to commercialize any products with third parties, there can be no assurance that the Company will be successful in reaching satisfactory arrangements with such parties.

         Competition. The biotechnology and pharmaceutical industries are subject to rapid and significant technological change. Competitors of the Company in the United States and abroad are numerous and include, among others, major pharmaceutical and chemical companies, specialized biotechnology firms, universities and other research institutions. There can be no assurance that the Company's competitors will not succeed in developing technologies and products that are more effective than any which are being developed by the Company or which would render the Company's technology and products obsolete and noncompetitive. Many of these competitors have substantially greater financial and technical resources and production and marketing capabilities than the Company. In addition, many of the Company's competitors have significantly greater experience than the Company in preclinical testing and human clinical trials or pharmaceutical products and obtaining the United States Food and Drug Administration (FDA) and other regulatory approvals of products for use in health care. Accordingly, the Company's competitors may succeed in obtaining FDA approval for products more rapidly than the Company. If the Company commences significant commercial sales of its products, it will also be competing with respect to manufacturing efficiency and marketing capabilities, areas in which it has limited or no experience. See "Business - Competition".

         Attraction and Retention of Key Employees and Consultants. As the Company continues its research, development and clinical testing and expands into areas and activities requiring additional expertise such as production and marketing, recruiting and retaining qualified scientific and other personnel will be critical to the Company's success. There can be no assurance that the Company will be able to attract and retain such personnel on acceptable terms. The failure to attract and retain management personnel or to develop additional expertise could adversely affect the Company's business.

         Government Regulation. The production and marketing of the Company's products and its ongoing research and development activities are subject to regulation by numerous governmental authorities in the United States and other countries. The rigorous preclinical and clinical testing requirements and regulatory approval process can take a number of years and require the expenditure of substantial resources. Delays in obtaining regulatory approvals would adversely affect the marketing of products developed by the Company and the Company's ability to receive product revenues or royalties. In addition, the Company cannot predict the extent to which government regulations might have an adverse effect on the production and marketing of the Company's products. See "Business - Government Regulation".

         Third-Party Reimbursement. In both the domestic and foreign markets, sales of the Company's proposed products will depend in part on the availability of reimbursement from third-party payers such as government health administration authorities, private health insurers and other organizations. Third-party payers are increasingly challenging the price and cost effectiveness of medical products and services. Significant uncertainty exists as to the reimbursement status of newly approved health care products. Legislation and regulations affecting the pricing of pharmaceuticals may change before any of the Company's proposed products are approved for marketing. Adoption of such legislation could further limit reimbursement for medical products and services.

EMPLOYEES

         As of December 31, 1996, the Company had 151 full-time employees, 23 of whom hold Ph.D. degrees. The Company considers its relations with its employees to be good. No Company employee is covered by a collective bargaining agreement.

ITEM 2.        PROPERTIES

               The Company's 85,000 square foot headquarters and research and development facility is located in Waltham, Massachusetts under a lease agreement which expires in August 2002. The Company believes that its current facilities will be adequate to meet its requirements for the foreseeable future. The Company's operating lease for its former Palo Alto, California facility which expires in March 1999, was sub-leased under two agreements which cover the Company's future obligations under this lease.

ITEM 3.        LEGAL PROCEEDINGS

         None.

ITEM 4.        SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         None.

EXECUTIVE OFFICERS OF THE REGISTRANT

         The executive officers of the Company and their respective ages and positions with the Company as of March 27, 1997 are as follows:

Name                             Age     Position with the Company
----                             ---     -------------------------
J. Joseph Marr, M.D.             58      Acting President and Chief Executive Officer, Executive
                                         Vice President, Research and Development and Chief
                                         Scientific Officer
Brian D. Bollwage                41      Vice President, Regulatory Affairs
Kevin P. Lawler                  36      Vice President, Human Resources
John E. Morrison                 41      Treasurer
Christopher F. Nicodemus, M.D.   39      Vice President, Medical Affairs
David A. Tolley                  45      Vice President, Process Development and Manufacturing

         DR. J. JOSEPH MARR was appointed Acting President and CEO in December 1996. In addition he retained his position as Executive Vice President, Research and Development and Chief Scientific Officer. He joined ImmuLogic in July 1996 as Executive Vice President Research, Chief Scientific Officer. From 1993 to 1996, Dr. Marr held the position of Vice President, Research and Development at Ribozyme Pharmaceuticals. From 1989 to 1993, Dr. Marr was Senior Vice President, Discovery Research at Searle Research and Development where he managed a group of 240 scientists. Dr. Marr also was a consultant with the World Health Organization from 1982 to 1992 during which time he designed and implemented certain late stage clinical trials for WHO. Dr. Marr held academic positions from 1982 to 1990 including Professor, Department of Medicine and Department of Biochemistry and Director of Clinical Laboratories at the University of Colorado Health Sciences Center. From 1970 to 1982 he was employed by Washington University School of Medicine where he was Associate Professor of Medicine and Director, Microbiology Laboratories and by St. Louis University School of Medicine where he rose to the position of Vice Chairman, Department of Medicine, Professor of Medicine and Microbiology. Dr. Marr received his B.S. degree from Xavier University and M.D. degree from Johns Hopkins University School of Medicine.

         MR. BRIAN D. BOLLWAGE joined ImmuLogic in December 1995 as Vice President, Regulatory Affairs. Prior to joining the Company he was at Enzon, Inc. from 1993 to 1995, most recently holding the position of Vice President, Regulatory Affairs, Quality Assurance and Quality Control. From 1986 to 1993, Mr. Bollwage held the position of Associate Director, Drug Regulatory Affairs at Hoechst-Roussel Pharmaceuticals, Inc. From 1982 to 1986, he held regulatory affairs positions at Pharmacia, Inc. and from 1979 to 1982, Mr. Bollwage held research and regulatory affairs positions at Johnson & Johnson. He received a B.A. from the University of Bridgeport, his M.S. from Rutgers University, an M.B.A. from Fairleigh Dickinson University, and a J.D. from Rutgers Law School.

         MR. KEVIN P. LAWLER has held the position of Vice President, Human Resources since February 1994. Mr. Lawler served as Director, Human Resources from the time he joined the Company in July 1990 until January 1994. Prior to joining the Company he served as Manager, Human Resources in the Systems Development Division of Data General Corporation from 1985 to 1990. From 1984 to 1985 he served as employment manager with Frito Lay Inc., and as an Industrial Relations Supervisor with American Cyanamid Corporation from 1982 to 1984. He received a B.S. in Industrial and Labor Relations from Cornell University.

         MR. JOHN E. MORRISON joined ImmuLogic as Director of Finance/Controller in August 1996. He was named Treasurer in January 1997. From 1988 to 1996, Mr. Morrison was employed by Laser Science, Inc. as Chief Financial Officer. From 1986 to 1988 Mr. Morrison was Manager of Costs, Budgets and Planning at Sipex Corporation. Previously he was Corporate Controller at Azonix Corporation from 1984 to 1986. Mr. Morrison received a B.S. degree from Boston College, a Master of Business Administration degree from Bentley College, and is a Certified Management Accountant (C.M.A.).

         DR. CHRISTOPHER F. NICODEMUS joined the Company in January 1993 as Senior Director of Medical Affairs and was promoted to Vice President in February 1994. Dr. Nicodemus was most recently employed as Senior Associate Medical Director for Pfizer Inc. Dr. Nicodemus is a specialist in allergy and immunology and a Lecturer in the Department of Medicine, Harvard Medical School. He has conducted research in the mast cell biology group, Department of Rheumatology and Immunology, Brigham & Women's Hospital, Boston. He received his B.A. from Harvard College and his M.D. from SUNY Upstate Medical Center and is board certified in Internal Medicine and Allergy and Clinical Immunology.

         MR. DAVID A. TOLLEY joined the Company in September 1994 as Senior Director of Manufacturing and was promoted to Vice President, Process Development and Manufacturing in December 1995. From 1975 to 1994, Mr. Tolley was employed by the Dow Chemical Company most recently as Research Manager for the Pharmaceutical Process Research Group. While at Dow Chemical he held positions in pharmaceutical manufacturing, agricultural chemicals manufacturing, fine chemicals manufacturing, and basic research. Mr. Tolley received a B.S. in Chemical Engineering from the University of Cincinnati.

         Executive officers of the Company are elected by the Board of Directors on an annual basis and serve at the discretion of the Board of Directors. There is no family relationship among any of the officers or directors.

                                     PART II

ITEM 5.        MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
               STOCKHOLDER MATTERS

         The Company's Common Stock is traded in the over-the-counter market on the Nasdaq National Market under the symbol IMUL. The following table sets forth for the periods indicated the range of high and low closing sale prices per share of the Common Stock as reported by the Nasdaq National Market.

          1995                                High                     Low
First Quarter                                $ 8 1/4                  $ 6 1/2
Second Quarter                                 8 1/2                    6 3/8
Third Quarter                                 13 5/16                   7 3/4
Fourth Quarter                                19 1/4                   10 7/8
          1996
First Quarter                                $21                      $10 5/8
Second Quarter                                13 1/4                    8 5/8
Third Quarter                                  9 1/16                   6 1/2
Fourth Quarter                                10 1/8                    6 3/8

         On December 31, 1996, there were approximately 319 holders of record of the Company's Common Stock. The Company has never declared or paid any cash dividends on its capital stock. The Company currently intends to retain all earnings, if any, for use in its business and does not anticipate paying any cash dividends in the foreseeable future.

ITEM 6.        SELECTED CONSOLIDATED FINANCIAL DATA

         Information required by this item is included in this report on page 27 and should be read in conjunction with the Consolidated Financial Statements and Notes thereto and the Report of Independent Accountants, included in this report on pages 28 through 43.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

Since inception, the Company has focused on the research and clinical development of products to treat allergies and autoimmune diseases. The Company's primary sources of working capital have been from the sale of equity securities, interest earned on invested capital and sponsored research funding from collaboration agreements.

         In 1996, the Company expended significant resources on the clinical development of the ALLERVAX(R) CAT (the Company's therapeutic product for individuals allergic to cats) and ALLERVAX(R) RAGWEED (the Company's therapeutic product for individuals allergic to ragweed pollen) products. A majority of the clinical spending related to a 500 patient clinical trial conducted in the United States for the Company's ALLERVAX(R) RAGWEED product. The Company also incurred costs for two trials for the Company's ALLERVAX(R) CAT product. Following analysis of the trial data from both the ALLERVAX(R) CAT and ALLERVAX(R) RAGWEED therapeutic trials conducted during 1996 and as a result of conversations with the United States Food and Drug Administration (FDA) regarding these programs, the Company plans to expend funds for additional trials for both the ALLERVAX(R) CAT and ALLERVAX(R) RAGWEED products in 1997. As a result of recently announced changes in management and the composition of the Company's Board of Directors, the Company redefined its priorities for product development in March 1997 and plans to focus most of its resources in 1997 on the efficient development of its ALLERVAX(R) CAT and ALLERVAX(R) RAGWEED therapeutics.

         The Company's development during 1996 also focused on advancing a multiple sclerosis peptide therapeutic to the clinical development stage. An investigational new drug (IND) application for an injectable form of this therapeutic was filed with the Food and Drug Administration on December 30, 1996. As a result of the change in focus in the development priorities noted above, the Company is reviewing its plans for the development of the multiple sclerosis product. The Company also expects to expend certain funds in 1997 for the development of a nonparenteral dosage form of its multiple sclerosis therapeutic. Partial funding for the nonparenteral dosage product is currently being provided by Schering AG, Germany (Schering AG).

YEARS ENDED DECEMBER 31, 1996 AND 1995

         Total revenues in 1996 were $9,239,000 compared to $7,758,000 in 1995. The increase in total revenues in 1996 was primarily due to a $7,000,000 payment received from Hoechst Marion Roussel, Inc. (HMR) resolving all obligations related to the collaboration agreement between the Company and HMR, which was terminated by HMR on September 7, 1996. Revenues in 1995 included a license and milestone payment from HMR in the amount of $5,000,000. Offsetting this increase, in part, was lower sponsored research funding received under a license and collaboration agreement with Schering AG. Sponsored research funding from Schering AG was $1,875,000 and $2,500,000 in 1996 and 1995, respectively.

         Total operating expenses were $32,712,000 in 1996 compared to $31,142,000 in 1995. 1995 expenses included $2,130,000 for exit costs relating to the closing of the Company's Palo Alto facility. Research and development expenses were $25,882,000 in 1996 compared to $24,709,000 in 1995, an increase of $1,173,000 or 4.7%. The increase in research and development expenses was primarily due to increased headcount and related costs in the development, clinical, and regulatory areas to support the continuing clinical development of the ALLERVAX(R) CAT and ALLERVAX(R) RAGWEED products. In addition, research and development costs increased due to severance payments made and other costs incurred in connection with the resignation of two executive officers of the Company during 1996. Clinical trial costs increased over the prior year, primarily as a result of the 1996 seasonal ALLERVAX(R) RAGWEED trial. Partially offsetting these increases in research and development were savings from reduced headcount and related costs as a result of the closing of the Company's Palo Alto research facility in May 1995.

         General and administrative expenses were $6,830,000 in 1996 compared to $6,433,000 in 1995, an increase of $397,000 or 6.2%. The increase in general and administrative costs was due primarily to severance payments made and other costs incurred in connection with the resignation of three additional executive officers of the Company during 1996. This was offset in part by lower headcount and related costs as a result of closing the Company's Palo Alto research facility in May 1995.

         Net interest income was $4,603,000 in 1996 compared to $4,233,000 in 1995, an increase of $370,000 or 8.7%. The increase resulted primarily from a higher average investable cash and investment balance which was due to the sale of equity securities through two public offerings during the third quarter of 1995. This was offset in part by cash spent on operations during 1996. In addition, increased interest received from HMR related to capital expenditures made by the Company with respect to the joint manufacture of the ALLERVAX(R) family of allergy therapeutics contributed to the increase in interest income.

         The net loss decreased in the fourth quarter of 1996 as compared to the first three quarters as the result of a one-time $7,000,000 payment from HMR. This payment resolved all outstanding obligations related to the terminated collaboration between the Company and HMR for the development of the ALLERVAX(R) products.

YEARS ENDED DECEMBER 31, 1995 AND 1994

Total revenues in 1995 were $7,758,000 compared to $6,335,000 in 1994. The increase in total revenues in 1995 was primarily due to $2,500,000 of sponsored research funding under a license and collaboration agreement with Schering AG, offset in part by lower milestone payments from HMR. Revenues also included license and milestone payments from HMR of $5,000,000 and $6,000,000 in 1995 and 1994, respectively.

         Total operating expenses were $31,142,000 in 1995 compared to $34,455,000 in 1994. 1995 expenses included $2,130,000 for exit costs related to the closing of the Company's Palo Alto facility. Research and development expenses were $24,709,000 in 1995 compared to $27,074,000 in 1994, a decrease of $2,365,000 or 8.7%. The decrease in research and development expenses was primarily due to reduced headcount and related costs resulting from the consolidation of the Company's research operations and lower start-up costs associated with the establishment of an in-house GMP-grade manufacturing facility, offset in part by increased costs associated with the continuing clinical development of the ALLERVAX(R) CAT and ALLERVAX(R) RAGWEED products.

         General and administrative expenses were $6,433,000 in 1995 compared to $7,381,000 in 1994, a decrease of $948,000 or 12.8%. The decrease in general and administrative expenses related primarily to lower salary and related costs as compared to 1994 which included severance and other expenses associated with the resignation of an executive officer and other general and administrative staff reductions. In addition, lower headcount costs as a result of closing the Company's Palo Alto facility contributed to the decrease in general and administrative costs.

         Net interest income was $4,233,000 in 1995 compared to $2,814,000 in 1994, an increase of $1,419,000 or 50.4%. The increase resulted primarily from the effect of higher interest rates earned on the Company's investments. In addition, interest received from HMR relating to capital expenditures made by the Company with respect to the joint manufacture of the ALLERVAX(R) family of allergy therapeutics contributed to the increase in interest income.


LIQUIDITY AND CAPITAL RESOURCES

Since inception, ImmuLogic has financed its operations through the sale of equity securities, sponsored research revenues, license and milestone payments, and interest earned on invested capital. The Company's total cash and investments balance at December 31, 1996 was $70,047,000, which included cash and cash equivalents of $23,742,000, short-term investments of $30,881,000 and long-term investments of $15,424,000. The Company has raised $134,100,000 from public equity offerings, received $24,000,000 from HMR in payments related to the joint collaboration agreement for its ALLERVAX(R) products, $7,000,000 from HMR for a final settlement payment upon the termination of the collaboration agreement between the Company and HMR, and $19,163,000 from HMR related to a Common Stock and a stock option purchase. In addition, the Company has received research support payments of $4,375,000 from Schering AG under a joint collaboration agreement for its multiple sclerosis peptide therapeutic product and $8,000,000 in equity financing from Schering Berlin Venture Corporation. The Company also received a SBIR grant during 1996 from NIDA totaling approximately $700,000 to complete the preclinical development of the Company's therapy to treat cocaine addiction. Net cash used in operating activities was $16,156,000 in 1996 compared to $14,802,000 and $21,127,000 in 1995 and 1994, respectively.
As of December 31, 1996, the Company had invested $19,292,000 in property and equipment primarily in facility renovations, laboratory equipment, and the buildout of a GMP-grade manufacturing facility at the Company's Waltham, Massachusetts headquarters.

         In March 1995, to help the Company support its capital requirements, the Company signed a collaboration agreement with Schering AG for the joint development and commercialization of the Company's peptide therapeutic to treat multiple sclerosis. Under this agreement, the Company would have received up to $7,500,000 in research support ($4,375,000 of which has been received through December 31, 1996) and up to $20,000,000 in milestone payments. The Company would pay one-third of the costs associated with clinical development and would receive a royalty on net sales, if any. During 1996, the parties agreed in concept to changes in the collaboration agreement under which milestone payments will be restructured to payments made after successful product demonstration and annual research support funding from Schering AG during 1997 will be reduced from $2,500,000 to $1,250,000. This funding will be dedicated exclusively to the development of a nonparenterally administered therapeutic product for multiple sclerosis. The Company will fund all clinical development costs for the injectable therapeutic product for multiple sclerosis. Schering AG has the right, at its election, to participate in the development and commercialization of the injectable dosage form. If Schering AG elects to participate, it will be required to reimburse the Company for a significant portion of these development costs and will be obligated to make certain milestone payments to the Company upon achievement of development milestones. Schering AG has the right to terminate the collaboration agreement upon 30 days prior written notice to the Company. There can be no assurance that Schering AG will not terminate the collaboration agreement or that it will devote the resources necessary to develop and commercialize any products resulting from the collaboration.

         In February 1992, the Company entered into a collaboration agreement with HMR (formerly Marion Merrell Dow, Inc.) for the worldwide development and commercialization of injectable dosage forms of five ALLERVAX(R) therapeutics. At the time of execution of the agreement, HMR made a $7,000,000 payment to the Company and through December 31, 1996 had made license and milestone payments of $17,000,000. On March 7, 1996, the Company received notification from HMR of its withdrawal from this joint collaboration, effective September 7, 1996. The Company and HMR worked together to effect an orderly transition of responsibilities as the ALLERVAX(R) program shifted entirely to the Company. On October 30, 1996, the Company received a payment in the amount of $7,000,000, resolving all obligations relating to the program in a manner agreeable to both the Company and HMR. Under the terms of the agreement, upon termination of the collaboration the Company regained all rights to the ALLERVAX(R) allergy program including all injectable and oral therapeutics and complementary recombinant allergy diagnostics.

         The Company has expended substantial funds for the research and development of its products, and will continue to expend substantial funds for further research and development, establishment of commercial-scale manufacturing capabilities, and the marketing of its products. The Company will seek to obtain additional funds for these purposes through equity or debt financings, collaborative arrangements with corporate partners, or from other sources. No assurance can be given that such additional funds will be available to the Company for such purposes on acceptable terms, if at all. Insufficient funds could require the Company to delay, scale back, or eliminate certain of its research and development programs or to license third parties to commercialize products or technologies that the Company would otherwise develop or commercialize itself. The Company anticipates that its existing capital resources will enable it to maintain its current and planned operations through at least December 31, 1998.

FUTURE OPERATING RESULTS

         This Annual Report to Stockholders contains forward-looking statements. For this purpose, any statements contained herein that are not statements of historical fact may be deemed to be forward-looking statements. Without limiting the foregoing, the words "believes," "anticipates," "plans," expects," intends" and similar expressions are intended to identify forward-looking statements. There are a number of important factors that could cause the Company's actual results to differ materially from those indicated by such forward-looking statements. These factors include, without limitation, those set forth below, in the Section titled "Business - Factors Which May Affect Future Results" and elsewhere in the Company's Annual Report on Form 10-K for the year ended December 31, 1996.

         The Company expects to incur losses for at least the next several years. The Company will require substantial additional funds for its research and product development programs, operating expenses, the pursuit of regulatory approvals and expansion of its production, sales and marketing capabilities. Adequate funds for these purposes, whether through equity or debt financings, collaborative or other arrangements with corporate partners or from other sources, may not be available when needed or on terms acceptable to the Company. Insufficient funds could require the Company to delay, scale back or eliminate certain of its research product development programs or to license to third parties to commercialize products or technologies that the Company would otherwise develop or commercialize itself.

         None of the Company's products have completed human clinical testing. Although the Company's two lead products, ALLERVAX(R) CAT and ALLERVAX(R) RAGWEED, are in clinical development, significant additional development costs will be incurred prior to commercialization. During 1997, the Company expects to incur significant costs in connection with the planned initiation of clinical trials for its ALLERVAX(R) CAT and ALLERVAX(R) RAGWEED product candidates. There is no assurance that the Company's clinical trials will yield favorable results, that the Company's products will be granted the required regulatory approvals within the time periods contemplated by the Company, or at all, that the Company will be able to produce its products in commercial quantities, or that such products will be successfully marketed. In addition, the Company faces intense competition from commercial and academic organizations, many of which are larger and better financed.

         The Company's strategy for development and commercialization of products depends upon the formation and maintenance of various strategic alliances and licensing arrangements. In particular, the Company has entered into a collaboration with Schering AG relating to the development of a therapeutic to treat multiple sclerosis. Schering AG has the right to terminate the collaboration on 30 days notice to the Company. There can be no assurance that the collaboration with Schering AG will not be terminated by Schering AG or ultimately will be successful. In addition there can be no assurance that future arrangements can be made when needed or on terms acceptable to the Company.

         Proprietary rights relating to the products, methods and services of the Company will be protected from unauthorized use by third parties only to the extent that they are covered by valid and enforceable patents or are maintained in confidence as trade secrets. There can be no assurance that any pending patent applications relating to the products of the Company will result in patents being issued or that any such patents will afford protection against competitors with similar technology. In addition, the Company is aware of one issued European patent and one pending European patent application belonging to third parties which may adversely affect the Company's ability to commercialize its multiple sclerosis therapeutic candidate. If the claims contained in these patents are sustained, the Company may need to acquire licenses to those technologies in order to commercialize its multiple sclerosis therapeutic candidate in Europe. The cost or availability of licenses for these technologies is unknown. There may be additional domestic and foreign patent applications pending of which the Company is unaware at this time and which may affect the Company's ability to commercialize any of its products if corresponding patents are issued. It is likely that significant funds would be required to defend any claim that the Company infringes a third-party patent. There can be no assurance that any license required under any such patent would be made available.

         As recently announced, the Company's Chief Executive Officer resigned in December 1996. In addition, in March, 1997, the majority of the Company's Board of Directors, including the Chairman of the Board, resigned after consultation with several major stockholders of the Company, and five new Directors were added to the Board to fill those vacancies. The significant changes in management at the executive and Board levels could result in additional shifts in the strategic direction of the Company, including changes in priorities of the Company's existing development programs.

         Other factors that may affect the Company's future operating results include the inherent risk of product liability claims which may result from the testing, marketing and sale of pharmaceutical products, the Company's fluctuations in quarterly operating results, the Company's ability to continue to attract and retain qualified management and scientific staff, and its ability to obtain on a timely basis regulatory approvals for the marketing and sale of its products and to compete successfully in the market.

NEW ACCOUNTING PRONOUNCEMENT

In 1997, the Financial Accounting Standards Board released the Statement of Financial Accounting Standards No. 128 (SFAS 128), "Earnings per Share". SFAS 128 specifies the computation, presentation, and disclosure requirements for earnings per share and is substantially similar to the standards recently issued by the International Accounting Standards, Earnings per Share (IAS33). SFAS 128 is effective for financial statements issued for periods ending after December 15, 1997, including interim periods. SFAS 128 requires restatement of all prior-period EPS data presented. Management has not yet determined the impact of SFAS 128 on the Company's financial statements.


ITEM 8.        FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         The Consolidated Financial Statements and Notes thereto and the Report of Independent Accountants as listed under Item 14(a) are included in this report on pages 28 through 43.

ITEM 9.        CHANGES IN AND DISAGREEMENTS ON ACCOUNTING AND
               FINANCIAL DISCLOSURE

               None.

                                    PART III



ITEM 10.       DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         The information required by this item is incorporated by reference from the section titled "Election of Directors" in the definitive proxy statement for the Company's 1997 Annual Meeting of Stockholders ("1997 Proxy Statement"), which the Company intends to file with the Securities and Exchange Commission (the "Commission") no later than April 30, 1997.

         Information relating to the Company's executive officers as of March 27, 1996 is furnished in Part I hereof under a separate unnumbered caption "Executive Officers of the Registrant."


ITEM 11.       EXECUTIVE COMPENSATION

         The information required by this item is incorporated by reference from the section titled "Executive Compensation" in the Company's 1997 Proxy Statement, which the Company intends to file with the Commission no later than April 30, 1997.


ITEM 12.       SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
               MANAGEMENT

         The information required by this item is incorporated by reference from the section titled "Security Ownership of Certain Beneficial Owners and Management" and " Election of Directors" in the Company's 1997 Proxy Statement, which the Company intends to file with the Commission no later than April 30, 1997.


ITEM 13.       CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         The information required by this item is incorporated by reference from the section titled "Certain Transactions" in the Company's 1997 Proxy Statement, which the Company intends to file with the Commission no later than April 30, 1997.

                                     PART IV

ITEM 14.       EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON
               FORM 8-K

(a)      Documents filed as part of this report:

         1.       Financial Statements

                  The Consolidated Financial Statements, related Notes and Report of Independent Accountants are included in this report on the following pages:

                                                                           Pages
                                                                           -----

         Report of Independent Accounts                                      28

         Consolidated Balance Sheets as of December 31, 1996 and 1995        29

         Consolidated Statements of Operations for the years ended
           December 31, 1996, 1995 and 1994                                  30

         Consolidated Statements of Cash Flows for the years ended
           December 31, 1996, 1995 and 1994                                  31

         Consolidated Statements of Changes in Stockholders' Equity
           for the years ended December 31, 1996, 1995 and 1994              32

         Notes to Consolidated Financial Statements                       33-43

         2.       Financial Statement Schedules

         The Financial Statement Schedules have been omitted because they are either not applicable or the required information is included in the Consolidated Financial Statements or Notes thereto.

         3.       Exhibits Required by Item 601 of Regulation S-K

         The Exhibit Index is set forth on page 45 of this Form 10-K immediately preceding the exhibits filed as part of this annual report on Form 10-K.

(b)      Reports filed on Form 8-K for the quarter ended December 31, 1996.

         On December 16, 1996, the Company filed with the Securities and Exchange Commission a Current Report on Form 8-K relating to the resignation of certain executive officers of the Company.

IMMULOGIC PHARMACEUTICAL CORPORATION

SELECTED FINANCIAL DATA

Years ended December 31,                    1996          1995          1994          1993          1992
--------------------------------------------------------------------------------------------------------
(in thousands, except per share data)

Consolidated Statement of Operations Data:

Total revenues                          $  9,239      $  7,758      $  6,335      $  7,971      $ 10,063

Research and development  expenses        25,882        24,709        27,074        23,096        16,345

General and administrative expenses        6,830         6,433         7,381         6,592         5,491

Net loss                                 (18,870)      (19,151)      (25,306)      (18,837)       (8,584)

Net loss per shares                     $  (0.93)     $  (1.12)     $  (1.70)     $  (1.30)     $  (0.70)

Weighted average number of
   common shares outstanding              20,206        17,035        14,843        14,451        12,282



December 31,                                1996          1995          1994          1993          1992
--------------------------------------------------------------------------------------------------------
(in thousands)

Consolidated Balance Sheet Data:

Cash and cash equivalents and
   short and long-term investments      $ 70,047      $ 85,960      $ 55,912      $ 79,504      $ 78,336

Total assets                              79,654        97,579        70,026        94,123        89,582

Long-term obligations                        375           425           475           525           910

Stockholders' equity                    $ 71,926      $ 89,535      $ 62,284      $ 87,052      $ 83,521

                        Report of Independent Accountants

To the Board of Directors and Stockholders of ImmuLogic Pharmaceutical
Corporation

We have audited the accompanying consolidated balance sheets of ImmuLogic Pharmaceutical Corporation as of December 31, 1996 and 1995, and the related consolidated statements of operations, changes in stockholders' equity and cash flows for each of the three years in the period ended December 31, 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

         We conducted our audits in accordance with generally accepted auditing standards. These standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

         In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of ImmuLogic Pharmaceutical Corporation as of December 31, 1996 and 1995, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 1996 in conformity with generally accepted accounting principles.


                                                  /s/ COOPERS & LYBRAND L.L.P.
                                                  ----------------------------
                                                  COOPERS & LYBRAND L.L.P.


Boston, Massachusetts
January 30, 1997, except for the
information contained in Note M,
as to which the date is March 5, 1997

IMMULOGIC PHARMACEUTICAL CORPORATION
CONSOLIDATED BALANCE SHEETS

December 31,                                                                       1996               1995
--------------------------------------------------------------------------------------------------------------
ASSETS

Current assets:
        Cash and cash equivalents                                             $  23,742,140      $  19,066,793
        Short-term investments                                                   30,880,824         41,921,305
        Prepaid expenses and other current assets                                   625,128            731,502
                                                                              -------------      -------------

                      Total current assets                                       55,248,092         61,719,600

Property and equipment, net                                                       8,932,660         10,833,864
Long term investments                                                            15,423,981         24,972,294
Other assets                                                                         48,790             53,590
                                                                              -------------      -------------
                      Total assets                                            $  79,653,523      $  97,579,348
                                                                              =============      =============

LIABILITIES

Current liabilities:
        Accounts payable                                                      $     789,331      $     894,701
        Accrued expenses                                                          6,513,391          6,674,459
        Other current liabilities                                                    50,000             50,000
                                                                              -------------      -------------
                      Total current liabilities                                   7,352,722          7,619,160

Long-term liabilities                                                               375,000            425,000
                                                                              -------------      -------------
                      Total liabilities                                       $   7,727,722      $   8,044,160
                                                                              =============      =============

Commitments

STOCKHOLDERS' EQUITY

Preferred stock, $.01 par value; 1,000,000 shares                                      --                 --
    authorized; no shares issued or outstanding
Common stock, $.01 par value; 40,000,000 shares
    authorized; 20,224,516 and 19,924,471 shares
    issued and outstanding at December 31, 1996
    and 1995, respectively                                                    $     202,245      $     199,245
Additional paid-in-capital                                                      185,039,606        183,796,108
        Less:  Deferred compensation                                                   --              (14,000)
Accumulated deficit                                                            (113,316,050)       (94,446,165)
                                                                              -------------      -------------
                      Total stockholders' equity                                 71,925,801         89,535,188
                                                                              -------------      -------------
                      Total liabilities and stockholders' equity              $  79,653,523      $  97,579,348
                                                                              =============      =============

--------------------------------------------------------------------------------

The accompanying notes are an integral part of the consolidated financial statements.

IMMULOGIC PHARMACEUTICAL CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS


Years ended December 31,                                1996              1995              1994
---------------------------------------------------------------------------------------------------
Revenues:
        License fees                                       --        $  5,000,000      $  6,000,000
        Sponsored research revenues                $  2,239,340         2,758,121           334,910
        Other revenues                                7,000,000              --                --
                                                   ------------      ------------      ------------
                      Total revenues                  9,239,340         7,758,121         6,334,910
                                                   ------------      ------------      ------------

Operating expenses:
        Proprietary research and development         24,061,291        22,096,555        25,239,082
        Sponsored research and development            1,820,929         2,612,061         1,835,271
        General and administrative                    6,829,889         6,433,344         7,381,032
                                                   ------------      ------------      ------------
                      Total operating expenses       32,712,109        31,141,960        34,455,385
                                                   ------------      ------------      ------------

Operating loss                                      (23,472,769)      (23,383,839)      (28,120,475)

Net interest income                                   4,602,884         4,233,191         2,814,461

                                                   ------------      ------------      ------------

Net loss                                           $(18,869,885)     $(19,150,648)     $(25,306,014)
                                                   ============      ============      ============

Net loss per common share                          $      (0.93)     $      (1.12)     $      (1.70)
                                                   ============      ============      ============

Weighted average number of common shares
         outstanding                                 20,206,004        17,034,565        14,842,799
                                                   ============      ============      ============

--------------------------------------------------------------------------------

The accompanying notes are an integral part of the consolidated financial statements.

IMMULOGIC PHARMACEUTICAL CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS


Years ended December 31,                                          1996               1995             1994
--------------------------------------------------------------------------------------------------------------
Cash flows from operating activities:
        Net loss                                              $(18,869,885)     $(19,150,648)     $(25,306,014)
        Adjustments to reconcile net loss to net cash
          used in operating activities:
          Depreciation and amortization                          2,786,851         3,050,605         3,124,232
          Write-off of leasehold improvements                         --             945,000              --
          Shares issued for 401(k) employer match                  150,963           144,360              --
          Gain on sale of equipment                                (18,828)          (48,842)             --
        Changes in assets and liabilities:
           Prepaid expenses and other current assets               106,374            22,302          (112,404)
           Other assets                                              4,800             3,694           162,070
           Accounts payable and accrued expenses                  (266,438)          281,457         1,055,038
           Other liabilities                                       (50,000)          (50,000)          (50,000)
                                                              ------------      ------------      ------------
                      Total adjustments                          2,713,722         4,348,576         4,178,936
                                                              ------------      ------------      ------------
Net cash used in operating activities                          (16,156,163)      (14,802,072)      (21,127,078)

Cash flows from investing activities:
        Purchase of equipment                                     (653,613)         (898,151)       (1,432,623)
        Purchase of leasehold improvements                         (27,368)         (978,506)       (1,001,921)
        Proceeds from sale of equipment                             18,828           608,500              --
        Purchase of short-term investments                     (59,995,778)      (76,530,629)      (52,862,100)
        Redemption of short-term investments                    71,036,259        70,711,444        54,608,254
        Purchase of long-term investments                       (5,965,026)      (24,809,476)       (6,154,797)
        Redemption of long-term investments                     15,513,339         6,039,556        10,778,794
                                                              ------------      ------------      ------------
Net cash provided by (used in) investing activities             19,926,641       (25,857,262)        3,935,607

Cash flows from financing activities:
        Issuance of common stock                                      --          45,701,500              --
        Exercise of stock options                                  904,869           416,633           304,803
        Principal payments under capital lease obligation             --                --            (334,573)
                                                              ------------      ------------      ------------
Net cash provided by (used in) financing activities                904,869        46,118,133           (29,770)
                                                              ------------      ------------      ------------

Net increase (decrease) in cash and cash equivalents             4,675,347         5,458,799       (17,221,241)
Cash and cash equivalents at beginning of period                19,066,793        13,607,994        30,829,235
                                                              ------------      ------------      ------------
Cash and cash equivalents at end of period                    $ 23,742,140      $ 19,066,793      $ 13,607,994
                                                              ============      ============      ============

--------------------------------------------------------------------------------

The accompanying notes are an integral part of the consolidated financial statements.

IMMULOGIC PHARMACEUTICAL CORPORATION
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY


                                        Number of                      Additional       Deferred                             Total
                                        Shares of          Common         Paid-in        Compen-      Accumulated    Stockholders'
                                     Common Stock           Stock         Capital         sation          Deficit           Equity
----------------------------------------------------------------------------------------------------------------------------------
Balance at December 31,1993            14,763,895    $    147,639    $137,275,657   $   (381,798)   $ (49,989,503)     $87,051,995

    Exercise of common stock
        options                           256,564           2,566         302,237                                          304,803
   Acceleration of stock options                                          225,000        (225,000)                              --
    Amortization of deferred
        compensation                                                     (149,147)        382,474                          233,327
    Net loss                                                                                          (25,306,014)     (25,306,014)
                                      -----------    ------------    ------------   ------------    -------------      -----------

Balance at December 31,1994            15,020,459         150,205     137,653,747       (224,324)     (75,295,517)      62,284,111
                                       ==========    ============    ============   ============    =============      ===========

    Issuance of common stock            4,802,345          48,023      45,653,477                                       45,701,500
    Exercise of common stock
        options                            92,363             924         415,709                                          416,633
    401(k) employer match                   9,304              93          73,175                                           73,268
    Amortization of deferred
        compensation                                                                     210,324                           210,324
    Net loss                                                                                          (19,150,648)     (19,150,648)
                                      -----------    ------------    ------------   ------------    -------------      -----------

Balance at December 31,1995            19,924,471         199,245     183,796,108        (14,000)     (94,446,165)      89,535,188
                                      -----------    ------------    ------------   ------------    -------------      -----------

    Exercise of common stock
        options                           287,599           2,876         901,993                                          904,869
    401(k) employer match                  12,446             124         150,839                                          150,963
    Acceleration of stock options                                         190,666       (190,666)                               --
    Amortization of deferred
        compensation                                                                     204,666                           204,666
    Net loss                                                                                          (18,869,885)     (18,869,885)
                                      -----------    ------------    ------------   ------------    -------------      -----------

Balance at December 31,1996            20,224,516    $    202,245    $185,039,606   $       --      $(113,316,050)     $71,925,801
                                       ==========    ============    ============   ============    =============      ===========

--------------------------------------------------------------------------------

The accompanying notes are an integral part of the consolidated financial statements.

                      ImmuLogic Pharmaceutical Corporation
                   Notes to Consolidated Financial Statements

A.  NATURE OF BUSINESS


         ImmuLogic Pharmaceutical Corporation (ImmuLogic or the Company) is a biopharmaceutical company developing novel products with a primary emphasis on the treatment of allergies and autoimmune diseases. The Company is also developing therapeutics to treat substance abuse. ImmuLogic's technological approach is based on proprietary discoveries and an advanced understanding of the molecular events controlling the human immune system. The Company is developing its ALLERVAX(R) family of allergy therapeutics, with the ALLERVAX(R) CAT and ALLERVAX(R) RAGWEED therapeutics, the lead products in the family, both in advanced clinical development stages. Three earlier stage ALLERVAX(R) products for the treatment of house dust mite, spring grasses and Japanese cedar pollen have been defined. The autoimmune disease program is focused on developing therapeutics to treat T cell mediated autoimmune diseases. An Investigational New Drug (IND) application to initiate human clinical trials for a peptide-based immunotherapeutic to treat multiple sclerosis was filed with the FDA in December 1996. The Company is subject to risks common to companies in the biotechnology industry including, but not limited to, development by the Company or competitors of new technological innovations, dependence on key personnel, protection of proprietary technology and compliance with FDA government regulations and approval requirements.

B.  ACCOUNTING POLICIES

BASIS OF PRESENTATION

The accompanying consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary, ImmuLogic Securities Corporation. All intercompany accounts and transactions have been eliminated.

USE OF ESTIMATES

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make certain estimates and assumptions that effect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reported period. Actual results could differ from those estimates.

CASH AND CASH EQUIVALENTS

Cash and cash equivalents consist of short-term interest-bearing instruments, primarily U.S. government sponsored agency notes, commercial paper, and money market accounts with original maturities of three months or less at the date of purchase. These investments are carried at cost plus accrued interest, which approximates market value.

SHORT-TERM INVESTMENTS

Short-term investments, with a maturity of more than three months but less than twelve months when purchased, consisted of high-grade commercial paper ($28,437,000), and a U.S. government treasury bill ($2,444,000) at December 31, 1996, and high-grade commercial paper ($26,876,000), U.S. government sponsored agency notes ($9,783,000), and highly-liquid bank certificates of deposit ($5,262,000) at December 31, 1995. Short-term investments are stated at amortized cost plus accrued interest, which approximates market value.

LONG-TERM INVESTMENTS

Long-term investments, with a maturity of more than twelve months when purchased, consisted of highly-liquid bank certificates of deposit ($6,188,000), high-grade commercial paper ($5,182,000), and U.S. government sponsored agency notes ($4,054,000) at December 31, 1996 and high-grade commercial paper ($15,809,000), and U.S. government sponsored agency notes ($9,163,000) at December 31, 1995. Long-term investments are stated at amortized cost plus accrued interest, which approximates market value.

The amortized cost plus accrued interest which approximates market value of securities "held-to-maturity" by contractual maturity at December 31, 1996 is as follows:

                                                                  HELD-TO-MATURITY
----------------------------------------------------------------------------------
Cash                                                                 $ 2,100,000
Due within one year                                                   67,947,000
Due after one year through five years                                       --
                                                                     -----------
Total cash and cash equivalents and investments                      $70,047,000
                                                                     -----------

Actual maturities may differ from contractual maturities because the issuers of these securities may have the right to prepay obligations without prepayment penalties.

REVENUE RECOGNITION

Payments associated with rights to license or sublicense the Company's technology are recognized as revenue when payments are received. Payments in connection with sponsored research are recognized as revenue is earned under the terms of the agreements.

PROPERTY AND EQUIPMENT

Property and equipment are recorded at cost. Depreciation is calculated using the straight-line method over the estimated useful lives of the related assets, generally three years for office equipment and five years for laboratory equipment, furniture, and fixtures. Leasehold improvements are stated at cost and are amortized over the lesser of the life of the lease or their estimated useful lives. Maintenance and repairs are charged to expense as incurred, while major betterments are capitalized. When assets are retired or otherwise disposed of, the assets and related allowances for depreciation and amortization are eliminated from the accounts and any resulting gain or loss is reflected in income.

RESEARCH AND DEVELOPMENT

All research and development costs are expensed as incurred.

INCOME TAXES

The Company follows the liability method of accounting for income taxes whereby a deferred tax liability is measured by the enacted tax rates which will be in effect when any differences between the financial statements and tax basis of assets reverse. The deferred tax liability can be reduced by net operating losses being carried forward for tax purposes.

NET LOSS PER COMMON SHARE

The net loss per common share is computed based upon the weighted average number of common shares outstanding. Common equivalent shares are not included in the per share calculation since the effect of their inclusion would be anti-dilutive.

NEW ACCOUNTING PRONOUNCEMENT

In 1997, the Financial Accounting Standards Board released the Statement of Financial Accounting Standards No. 128 (SFAS128), "Earnings per Share". SFAS 128 specifies the computation, presentation and disclosure requirements for earnings per share and is substantially similar to the standards recently issued by the International Accounting Standards, Earnings per Share (IAS33). SFAS 128 is effective for financial statements issued for periods ending after December 15, 1997, including interim periods. SFAS 128 requires restatement of all prior period EPS data presented. Management has not yet determined the impact of SFAS 128 on the Company's financial statements.

C.  PROPERTY AND EQUIPMENT

At December 31, 1996 and 1995, property and equipment consisted of:

                                                         1996            1995
--------------------------------------------------------------------------------
Leasehold improvements                               $ 9,634,653     $ 9,607,285
Laboratory equipment                                   8,012,674       7,667,266
Furniture and fixtures                                   700,931         636,453
Office equipment                                         943,551         774,504
                                                     -----------     -----------
                                                     $19,291,809     $18,685,508

Less accumulated depreciation and amortization        10,359,149       7,851,644
                                                     -----------     -----------
Property and equipment, net                          $ 8,932,660     $10,833,864
                                                     -----------     -----------

Depreciation and amortization expense associated with property and equipment was approximately $2,582,000, $2,840,000, and $2,891,000 in 1996, 1995, and 1994,
respectively.

D.  PALO ALTO FACILITY CONSOLIDATION

In 1995, the Company consolidated its research operations resulting in the closure of the Company's research facility in Palo Alto, California. The closure of the Palo Alto facility resulted in exit costs of $2,130,000, consisting of $430,000 for termination benefits, $945,000 for the write-down of leasehold improvements, $610,000 for rent payments and expenses during shutdown, and $145,000 for other exit costs. Exit costs related to non-cash items were $1,050,000, primarily the writedown of leasehold improvements to estimated net realizable value. In addition, the Company has entered into sub-lease agreements for the Palo Alto, California facility that cover its remaining lease obligations which expire in March 1999. At December 31, 1996 amounts remaining in accrued expenses relating to the shutdown totaled $344,000, primarily for the loss resulting from the writedown of leasehold improvements which will be charged against subtenant lease payments received over the remainder of the lease.

E.  ACCRUED EXPENSES

At December 31, 1996 and 1995, accrued expenses consisted of:

                                                     1996                1995
--------------------------------------------------------------------------------
Clinical trials                                   $1,355,450          $1,860,641
Payroll and payroll taxes                          1,239,791             354,471
Rent                                                 832,546             894,918
Legal and audit                                      424,924             453,626
Drug supply                                          457,295           1,000,434
Outside services                                     282,411             403,805
Other                                              1,920,974           1,706,564
                                                  ----------          ----------

Total accrued expenses                            $6,513,391          $6,674,459
                                                  ----------          ----------

F.  AGREEMENT WITH HOECHST MARION ROUSSEL

In February 1992, the Company entered into a collaboration agreement with Hoechst Marion Roussel, Inc. (HMR) (formerly Marion Merrell Dow, Inc.) relating to the worldwide development and commercialization of the Company's family of five injectable ALLERVAX(R) allergy therapeutic products (the Collaboration Agreement). In March 1995, the Company and HMR signed a letter agreement for the joint manufacture of ALLERVAX(R) products. On March 7, 1996, HMR notified the Company that it was withdrawing from the Collaboration Agreement, effective September 7, 1996. The Company and HMR worked together to effect an orderly transition of responsibilities as the ALLERVAX(R) program shifted entirely to the Company. On October 30, 1996, the Company received a payment in the amount of $7,000,000, resolving all obligations relating to the program in a manner agreeable to both the Company and HMR. In addition, HMR transferred ALLERVAX(R) CEDAR and MITE peptide inventories to the Company to be used in future product development activities. No value has been attributed to these peptides in the Company's December 31, 1996 financial statements as the Company is still considering plans to develop these programs beyond the research stage. Under the terms of the Collaboration Agreement, upon termination of the collaboration, the Company regained all rights to the Company's ALLERVAX(R) allergy program including all injectable and oral therapeutics and complimentary recombinant allergy diagnostics.

         At the time of execution of the Collaboration Agreement, HMR made a $7,000,000 payment to the Company and through December 31, 1996 had made license and milestone payments of $17,000,000 and a final settlement payment of $7,000,000 which is recorded as other revenues in the Company's 1996 statement of operations. In addition, HMR purchased, in December 1991, 1,000,000 shares of the Company's Common Stock for $18,000,000. As of March 22, 1996, HMR had sold these shares on the open market.

G.  AGREEMENT WITH SCHERING AG

        In March 1995, the Company signed a collaboration agreement with Schering AG for the joint development and commercialization of the Company's peptide therapeutic to treat multiple sclerosis. Under this agreement, the Company would have received up to $7,500,000 in research support ($4,375,000 of which has been received through December 31, 1996) and up to $20,000,000 in milestone payments. The Company would pay one-third of the costs associated with clinical development and would receive a royalty on net sales, if any. During 1996, the parties agreed in concept to changes in the collaboration agreement under which milestone payments will be restructured to payments made after successful product demonstration and annual research support funding from Schering AG during 1997 will be reduced from $2,500,000 to $1,250,000. This funding will be dedicated exclusively to the development of a nonparenterally administered therapeutic product for multiple sclerosis. The Company will fund all clinical development costs for the injectable therapeutic product for multiple sclerosis. Schering AG has the right, at its election, to participate in the development and commercialization of the injectable dosage form. If Schering AG elects to participate, it will be required to reimburse the Company for a significant portion of these development costs and will be obligated to make certain milestone payments to the Company upon achievement of development milestones. Schering AG has the right to terminate the collaboration agreement upon 30 days prior written notice to the Company.

In addition, Schering Berlin Venture Corporation purchased 1,042,345 shares of the Company's Common Stock for $8,000,000 at the time of entering into the agreement. In April 1996, ImmuLogic registered these shares under the Securities Act of 1933 pursuant to the registration rights granted to Schering Berlin Venture Corporation in the stock purchase agreement. Upon registration, Schering Berlin Venture Corporation sold these shares on the open market.

H.  STOCKHOLDERS' EQUITY

COMMON STOCK

At December 31, there were 20,224,516 and 19,924,471 common shares outstanding for the years 1996 and 1995 respectively.

PREFERRED STOCK

The Company has authorized a single class of preferred stock, par value $.01, consisting of 1,000,000 shares. This preferred stock may be issued in series with such rights, preferences and privileges as the Board of Directors may determine.

SHAREHOLDER RIGHTS PLAN

On July 11, 1995, the Board of the Company declared a dividend of one preferred stock purchase right (a Right) for each outstanding share of the Company's Common Stock to stockholders of record at the close of business on August 1, 1995. The Company adopted the plan to protect shareholders against unsolicited attempts to acquire control of the Company that do not offer what the Company believes to be an adequate price to all shareholders. Each Right entitles the registered holder to purchase from the Company a unit consisting of one one-thousandth of a share of Series A Junior Participating Preferred Stock, $.01 par value (the Preferred Stock), at a purchase price of $75 in cash per unit subject to adjustment.

         Initially, the Rights will be attached to all Common Stock certificates representing shares then outstanding, and no separate Rights Certificates will be distributed. The Rights will separate from the Common Stock and a Distribution Date will occur upon the earlier of (i) 10 days following a public announcement that a person or group of affiliated or associated persons (an Acquiring Person) has acquired, or obtained the right to acquire, beneficial ownership of 20% or more of the outstanding shares of Common Stock, or (ii) 10 business days following the commencement of a tender offer or exchange offer that would result in a person or group beneficially owning 30% or more of such outstanding shares of Common Stock.

         The Rights are not exercisable until the Distribution Date and will expire at the close of business on August 1, 2005, unless earlier redeemed or exchanged by the Company as described below.

         In the event that any stockholder becomes an Acquiring Person, except pursuant to a Permitted Offer, each Right will thereafter entitle the holder thereof to receive, upon exercise, that number of shares of Common Stock which equals the exercise price of the Right divided by one-half of the current market price (as defined in the Rights Agreement) of the Common Stock at the date of the occurrence of the event.

         Preferred Stock purchasable upon exercise of the Rights will not be redeemable. Each share of Preferred Stock will be entitled to a minimum preferential quarterly dividend payment of $10 per share and will be entitled to an aggregate dividend of 1,000 times the dividend declared per share on Common Stock. In the event of liquidation, the holders of the Preferred Stock will be entitled to a minimum preferential liquidation payment of $1,000 per share and will be entitled to an aggregate payment of 1,000 times the payment made per share of Common Stock. Each share of Preferred Stock will have 1,000 votes, voting together with the Common Stock. Finally, in the event of any merger, consolidation, or other transaction in which Common Stock is exchanged, each share of Preferred Stock will be entitled to receive 1,000 times the amount received per share of Common Stock. These rights are subject to adjustment for any stock split, stock dividend, recapitalization, or similar event. At December 31, 1996, 20,224,516 preferred stock purchase rights were outstanding.

STOCK OPTIONS

The Company has two stock option plans under which incentive and nonqualified stock options to purchase a total of 4,000,000 shares of Common Stock may be granted to employees (including officers and directors who are employees). The options are generally granted at fair market value on the date of the grant, generally vest ratably over a three, four or five year period, and expire ten years from the date of grant. In addition, the Company has issued to certain consultants, one of whom is a former director and one of whom is a current director, nonqualified stock options to purchase an aggregate of 606,001 shares (net of cancellations) of its Common Stock outside its stock option plan. These stock options generally vest ratably over a four-year period commencing with the date of grant. The Company also has a Directors Stock Option Plan under which nonqualified stock options to purchase 300,000 shares of the Company's Common Stock may be granted to the directors of the Company who are neither officers nor employees. The options are granted at fair market value on the date of grant and vest ratably over a four-year period and expire ten years from the date of grant. At December 31, 1996, the Company had issued 166,000 shares (net of cancellations) under this plan. At December 31, 1996, there were 3,510,247 shares of Common Stock reserved for issuance under all the Company's stock option plans.

SFAS 123, "Accounting for Stock-Based Compensation" requires that companies either recognize compensation expense for grants of stock, stock options, and other equity instruments based on fair value, or provide pro forma disclosure of net income and earnings per share in the notes to the financial statements. The Company has adopted the disclosure provisions of SFAS 123 in 1996 and has applied APB Opinion 25 and related Interpretations in accounting for its plans. Accordingly, no compensation cost has been recognized for its employee stock option plans. The Company has recorded, for options granted to outside consultants, compensation costs in the amount of $7,559 for the year ended December 31, 1996. Had compensation costs for the Company's employee and director stock-based compensation plans been determined based on the fair value at the grant dates as calculated in accordance with SFAS 123, the Company's net loss and loss per share for the years ended December 31, 1996 and 1995 would have been as follows:

                                       1996                            1995
                                       ----                            ----
                             Net Loss     Loss Per Share     Net Loss     Loss Per Share
                             --------     --------------     --------     --------------
As Reported                  $(18,870)       ($  0.93)       $(19,151)       ($  1.12)
                             ========        ========        ========        ========

Proforma                     $(20,740)       ($  1.03)       $(19,534)       ($  1.15)
                             ========        ========        ========        ========

         The effects of applying SFAS 123 in this proforma disclosure are not likely to be representative of the effects on reported net income for future years. SFAS 123 does not apply to awards granted prior to 1995 and additional awards are anticipated in future years.

         The fair value of each stock option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions: an expected life of approximately 4 years, expected volatility of 63%, a dividend yield of 0% and a risk-free interest rate of 6.26% and 6.18% for the years ended December 31, 1996 and 1995 respectively.

         From inception through December 31, 1996, the Company has granted options for 3,373,976 shares (net of cancellations) under its employee stock option plans, of which options for 858,087 shares have been exercised. The Company has granted options for 772,001 shares (net of cancellations) to consultants and outside directors, of which options for 537,667 shares have been exercised. During 1994, 37,500 shares under the employee stock option plans were accelerated in connection with the resignation of an executive officer of the Company. Accordingly, an increase in deferred compensation and additional paid-in-capital in the amount of $225,000 to recognize the acceleration, was recorded. The deferred compensation was amortized over a twelve-month period. In 1996, 247,500 shares under the employee stock option plans were accelerated in connection with the resignation of three executive officers of the Company. Accordingly, an increase in deferred compensation and additional paid-in-capital in the amount of $190,666 in total for all officers to recognize the acceleration was recorded as of the resignation date of each officer.


The Company's stock option plan activity is summarized as follows:

                                                       Number       Weighted Average
                                                     of Options      Exercise Price
                                                     ----------      --------------
Outstanding at December 31, 1993                     1,915,775          $ 6.91
    Granted during 1994                                811,300            7.77
    Exercised during 1994                             (256,564)           1.19
    Canceled during 1994                              (294,938)           8.97
                                                     ---------          ------
Outstanding at December 31, 1994                     2,175,573            7.63
    Granted during 1995                                993,500            9.72
    Exercised during 1995                             ( 92,363)           4.51
    Canceled during 1995                              (224,238)          10.69
                                                     ---------          ------
Outstanding at December 31, 1995                     2,852,472            8.21
    Granted during 1996                                596,250           10.07
    Exercised during 1996                             (287,599)           3.72
    Canceled during 1996                              (410,900)           8.26
                                                     ---------          ------
Outstanding at December 31, 1996                     2,750,223          $ 9.12
                                                     =========          ======

There were 1,342,401, 837,629, and 671,341 options exercisable for the years ended December 31, 1996, 1995, and 1994, respectively. The weighted average fair value of the options granted during 1996 and 1995, as calculated using the Black-Scholes option pricing model, were estimated at $5.47 and $5.35, respectively.

The following table summarizes information about stock options outstanding at December 31, 1996:

                               Options Outstanding                        Options Exercisable
                      --------------------------------------------   -----------------------------
                                    Weighted-
                                    Average
Range of                            Remaining       Weighted-                       Weighted-
Exercise                Number      Contractual     Average          Number         Average
Prices                Outstanding   Life (years)    Exercise Price   Exercisable    Exercise Price
------                -----------   ------------    --------------   -----------    --------------
$ 0.25-$ 5.00             97,722        2.75        $    0.87            97,722     $    0.87
  5.01- 10.00          1,752,801        7.87             7.79           785,698          7.79
 10.01- 15.00            829,950        8.03            12.07           445,481         12.13
 15.01- 20.25             69,750        8.42            19.00            13,500         18.45
                       ---------        ----        ---------         ---------     ---------

$ 0.25-$20.25          2,750,223        7.75        $    9.12         1,342,401     $    8.83
                       =========        ====        =========         =========     =========

I.  LICENSE AGREEMENT

In May 1987, the Company entered into an agreement with the Massachusetts Institute of Technology (MIT) under which the Company was granted a worldwide, exclusive license under certain patent applications. In connection with the license grant, the Company issued 185,000 shares of its Common Stock at a price of $.01 per share and made a payment of $250,000 to MIT. The license agreement, as amended, calls for royalties to be paid on the sale of products using the technology covered by the patents and for an additional payment of $750,000, $125,000 of which was paid in April 1992 and the remainder to be paid in annual installments of $50,000, beginning in April 1993 and ending in April 2005, subject to an acceleration provision tied to the allowance of certain pending patent claims.

J.  LEASE COMMITMENTS

In September 1992, the Company entered into an operating lease agreement for a headquarters and research and development facility in Waltham, Massachusetts. This lease agreement expires in August 2002 and is renewable at the Company's option for up to the three additional five-year periods. Under the terms of this lease, the Company is obligated to pay its prorated share of common operating expenses and real estate taxes as well as base rent.

         With respect to the Company's operating lease for its Palo Alto, California research facility, which expires in March 1999, the Palo Alto research facility was sub-leased under two agreements, which cover the Company's future obligations under this lease.

         Rental expense incurred under all of the Company's operating lease agreements was $1,595,000, $2,310,000 and $2,177,000 in 1996, 1995, and 1994,
respectively.

         Future minimum lease payments for the respective years ended December 31 are as follows:

                                                                  OPERATING LEASES
         1997                                                       $ 1,864,868
         1998                                                         1,893,348
         1999                                                         1,424,817
         2000                                                         1,282,876
         2001                                                         1,311,351
         After 2001                                                     874,232
                                                                    -----------
         Minimum lease payments                                     $ 8,651,492
         Sub-leases for the Palo Alto facility                       (1,544,400)
                                                                    -----------
         Net minimum lease payments                                 $ 7,107,092
                                                                    -----------

K.  EMPLOYEE BENEFITS

The Company has a 401(k) savings plan (the Plan) which is available to all of its qualified permanent employees. Participants may contribute up to 15 percent of their annual compensation to the Plan, subject to certain limitations. Effective January 1, 1995, the employer match to the Plan is in the form of Company Common Stock and is calculated as the lesser of up to one-half of six percent of a participant's total compensation or $2,000 annually in value of Common Stock. Through the plan year ended December 31, 1994, the Company contributed a matching amount in cash which was calculated as the lesser of up to one-half of three percent of a participant's total compensation, or $900 annually. The fair market value on the date of issuance of the Common Stock pursuant to the matching contributions totaled approximately $158,000 and $144,000 in 1996 and 1995, respectively. The matching cash contribution was $93,000 in 1994.


L.  INCOME TAXES

At December 31, 1996 the Company had available for federal income tax purposes net operating loss carryforwards of approximately $112,000,000 expiring in the years 2002 through 2011, which are available to reduce future federal income taxes. The Company also has available research and experimentation tax credits of approximately $3,200,000 at December 31, 1996, expiring in the years 2002 through 2011. The net operating loss carryforwards are subject to limitation in any given year in the event of certain events, including significant changes in ownership. The Company has established a valuation reserve against the entire deferred tax asset arising from these carryforwards due to the uncertainty of earning sufficient taxable income and accordingly, has not given recognition to these tax benefits in the accompanying financial statements.

M.  SUBSEQUENT EVENT


         On March 5, 1997, the Company reported a restructuring of its Board of Directors. Five new members were appointed to the Board of Directors, effective as of March 5, 1997. The new members are J. Joseph Marr, M.D., Acting President and Chief Executive Officer of the Company; C. Garrison Fathman M.D., Professor, Department of Medicine, Stanford University School of Medicine; Carl Goldfischer, M.D., Chief Financial Officer, Vice President Finance and Strategic Planning of ImClone Systems, Inc.; Geraldine Henwood, Chief Executive Officer of IBAH, Inc.; and Richard Pops, Chief Executive Officer of Alkermes, Inc. The appointments were followed by the resignations of Malcolm Gefter, Ph.D., Chairman of the Board and Scientific founder of the Company, Alan Dalby, Howard Jacobson, Kenneth Melmon, M.D., and Larry Soll, Ph.D.. Samuel Fleming, Chairman and Chief Executive Officer of Decision Resources, Inc. and Paul Friedman,
M.D., President of DuPont Merck Research Labs, each of whom was appointed to the Board in September 1996, will continue as Directors.

         The Company entered into a severance agreement with Dr. Gefter providing for a payment totaling approximately $1,054,000 which was commensurate with payments otherwise due under his employment contract with the Company. This payment was made in full, less all applicable state and federal taxes, on March 5, 1997.

         The significant changes in management at the executive and Board level could result in additional shifts in the strategic direction of the Company, including changes in priorities of the Company's existing development programs.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                  ImmuLogic Pharmaceutical Corporation


                                  By: /s/ J. Joseph Marr
                                     ---------------------------
                                     J. Joseph Marr
                                     Acting President, Chief Executive Officer

Date: March 27, 1997

         Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

     Signature                   Date                                  Title
------------------------     --------------     ----------------------------------------------

/s/ J. Joseph Marr           March 27, 1997     Acting President, Chief Executive Officer
------------------------                        (Principal Executive Officer)
    J. Joseph Marr

/s/ John E. Morrison         March 27, 1997     Treasurer
------------------------                        (Principal Financial and Accounting Officer)
    John E. Morrison

/s/ C. Garrison Fathman      March 27, 1997     Director
------------------------
    C. Garrison Fathman

                                                Director
------------------------
    Samuel C. Fleming

/s/ Paul A. Friedman         March 27, 1997     Director
------------------------
    Paul A. Friedman

/s/ Carl S. Goldfischer      March 27, 1997     Director
------------------------
    Carl S. Goldfischer

/s/ Geraldine A. Henwood     March 27, 1997     Director
------------------------
    Geraldine A. Henwood

/s/ Richard F. Pops                             Director
------------------------     March 27, 1997
Richard F. Pops

                                  EXHIBIT INDEX

                      IMMULOGIC PHARMACEUTICAL CORPORATION
                                 ANNUAL REPORT
                                FORM 10-K - 1996


  Exhibit
  Number
----------

  3.01(16) -- Restated Certificate of Incorporation of the Registrant, as
              amended.

  3.02(1)  -- Amended and Restated By-laws of the Registrant.

  4.01(1)  -- Specimen certificate for shares of the Registrant's Common Stock.

  4.02(1)  -- Description of capital stock (contained in the Restated
              Certificate of Incorporation the Registrant, as amended, filed as
              Exhibit 3.01)

+10.01(1)  -- License Agreement between the Registrant and Massachusetts
              Institute of Technology, dated as of April 3, 1987 (the "MIT Agreement").

 10.02(3)  -- Amendment, dated November 1, 1991, to MIT Agreement.

 10.03(5)  -- Amendment, dated October 1, 1992, to MIT Agreement.

+10.04(7)  -- Amendment, dated April 1, 1994, to the MIT Agreement.

 10.05(1)  -- Research Collaboration and License Agreement between the
              Registrant and Merck & Co., Inc., dated September 29, 1989 ( the "Merck Agreement").

 10.06(5)  -- Amendment, dated June 29, 1992, to the Merck Agreement.

 10.07(1)  -- Agreement between the Registrant and the University of North
              Carolina, dated July 27, 1989.

+10.08(1)  -- License Agreement and Sponsored Research Agreement between the
              Registrant and the University of Melbourne, dated December 15,
              1989.

 10.09(9)  -- Agreement to Vary Licensed and Sponsored Research Agreement,
              dated December 15, 1992, between the Registrant and The University of Melbourne.

+10.10(1)  -- Agreement between the Registrant and Princess Margaret
              Children's Medical Research Foundation (Inc.) ("Princess Margaret"), dated June 1, 1990.

 10.11(1)  -- Series C Convertible Preferred Stock Purchase Agreement between the Registrant and certain Series C Preferred Stock Purchasers, dated October 4, 1989.

*10.12(1)  -- Amended and Restated 1987 Stock Option Plan, as amended.

  Exhibit
  Number
----------

*10.13(15) -- 1993 Director's Stock Option Plan.

 10.14(1)  -- Lease Agreement between the Registrant and 855 Cal Associates for the lease of premises at 855 California Avenue, Palo Alto, California, dated December 12, 1988.

 10.15(5)  -- Lease Agreement, dated March 12, 1992, between the Registrant and 855 Cal Associates for the lease of premises at 855 California Avenue, Palo Alto, California.

 10.16(3)  -- Office Lease, dated November 13, 1991, between the Registrant and Lincoln Street Trust.

 10.17(2)  -- Stock Purchase Agreement, dated November 20, 1991, between
              Registrant and Marion Merrell Dow, Inc.

 10.18(10) -- Amendment effective December 12, 1994 to the Stock Purchase
              Agreement, dated November 20, 1991, between the Registrant and Marion Merrell Dow, Inc.

+10.19(4)  -- Research Collaboration Agreement, dated February 14, 1992, between the Registrant and Marion Merrell Dow, Inc.

+10.20(10) -- Letter Agreement, dated March 2, 1995 between the Registrant and
              Marion Merrell Dow, Inc. relating to the joint manufacturing strategy.

 10.21(11) -- Amendment to the Collaboration Agreement between the Registrant and Marion Merrell Dow, Inc. effective October 3, 1994.

+10.22(5)  -- Agreement to Vary License Agreement, dated as of December 18,
              1991, among the Registrant, Princess Margaret and Western Australian Research Institute for Child Health Ltd. ("WARICH").

 10.23(9)  -- Amendment to License Agreement effective December 18, 1991 among the Registrant, Princess Margaret and WARICH.

 10.24(6)  -- Amendment to License Agreement effective December 18, 1991 among the Registrant, Princess Margaret and WARICH.

 10.25(11) -- License and Collaboration Agreement dated as of March 17, 1995 between the Registrant and Schering AG, Germany.

 10.26(11) -- Stock Purchase Agreement dated as of March 17, 1995 between the
              Registrant and Schering Berlin Venture Corporation.

  Exhibit
  Number
---------

 10.27(14) -- Rights Agreement dated as of August 1, 1995, between the
              Registrant and the First National Bank of Boston.

*10.28(13) -- Severance Plan for Executive Officers adopted July 11, 1995.

*10.29(15) -- Form of Employment Agreement, dated November 16, 1995 between the Registrant and Executive Officers.

*10.30(16) -- Amendment to Registrant's 1993 Directors' Stock Option Plan

*10.31     -- Severance and Settlement Agreement and Release dated as of
              December 4, 1996 between the Registrant and Robert J. Gerety.

*10.32     -- Severance and Settlement Agreement dated as of March 4, 1997 between the Registrant and Malcolm L. Gefter.

 10.33     -- Agreement dated October 25, 1996 between the Registrant and
              Hoechst Marion Roussel, Inc.

 10.34     -- Amendment No. 1 to Rights Agreement dated as of April 3, 1996.

*10.35     -- Consultation Agreement dated as of January 1, 1992 between the
              Registrant and C. Garrison Fathman.

*10.36(7)  -- Amendment dated April 11, 1994 to the Consultation Agreement between the Registrant and C. Garrison Fathman.

*10.37(10) -- Amendment dated January 16, 1995 to the Consultation Agreement between the Registrant and C. Garrison Fathman.

*10.38     -- Letter Agreement dated December 8, 1995 extending the
              Consultation Agreement between the Registrant and C. Garrison Fathman.

21.01(1)   -- Subsidiaries of the Registrant.

23.01      -- Consent of Coopers & Lybrand L.L.P.

27.01      -- Financial Data Schedule.



   +  Confidential treatment requested as to certain portions.

   * management contract or compensatory plan or arrangement filed as an exhibit to this Form 10-K pursuant to Items 14(a) and 14(c) of Form 10-K

    (1) Incorporated by reference to the Company's Registration Statement on Form S-1 (File No. 33-39592).

    (2) Incorporated by reference to the Company's Current Report on Form 8-K, dated December 13, 1991, as amended on Form 8, dated January 16, 1992.

    (3) Incorporated by reference to the Company's Registration Statement on Form S-1 (File No. 33-44642).

    (4) Incorporated by reference to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1991.

    (5) Incorporated by reference to the Company's Registration Statement on Form S-3 (File No. 33-57138).

    (6) Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the period ended March 31, 1994.

    (7) Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the period ended June 30, 1994.

    (8) Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the period ended September 30, 1994.

    (9) Incorporated by reference to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1993.

   (10) Incorporated by reference to the Company's Annual Report of Form 10-K for the fiscal year ended December 31, 1994.

   (11) Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the period ended March 31, 1995.

   (12) Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the period ended June 30, 1995.

   (13) Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the period ended September 30, 1995.

   (14) Incorporated by reference to the Company's Form 8-K filed on July 27, 1995, as amended by Form 8-K/A on August 2, 1995, with respect to the adoption of the Rights Agreement.

   (15) Incorporated by reference to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1995.

   (16) Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the period ended June 30, 1996.