Form 10-Q
period 1997-03-31
IMMULOGIC PHARMACEUTICAL CORP /DE
filed 1997-05-08
CIK 873731

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
     For the quarterly period ended:  March 31, 1997

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
     For the transition period from __________________ to ___________________


                         Commission File Number 0-19117


                     IMMULOGIC PHARMACEUTICAL CORPORATION .
         ---------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


            Delaware                                    13-3397957
-------------------------------             ------------------------------------
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
incorporation or organization)

610 Lincoln Street, Waltham, MA                           02154
-------------------------------             ------------------------------------
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

Number of shares of $.01 par value common stock outstanding as of March 31, 1997 20,241,640
----------

--------------------------------------------------------------------------------

                           Exhibit Index is on Page 9

                      IMMULOGIC PHARMACEUTICAL CORPORATION
                               INDEX TO FORM 10-Q
                               ------------------



                                                                        Page No.
                                                                        --------

PART I.     FINANCIAL INFORMATION

Item 1.     Financial Statements
------
            Condensed Consolidated Balance Sheets                           3
               March 31, 1997 and December 31, 1996

            Condensed Consolidated Statements of Operations                 4
               Three Months Ended March 31, 1997 and 1996

            Condensed Consolidated Statements of Cash Flows                 5
               Three Months Ended March 31, 1997 and 1996

            Notes to Condensed Consolidated Financial Statements            6

Item 2.     Management's Discussion and Analysis of Financial               7
------      Condition and Results of Operations


PART II.    OTHER INFORMATION

Item 6.     Exhibits                                                        9
------
            Reports on Form 8-K                                             9


SIGNATURES                                                                 10

PART I. FINANCIAL INFORMATION

Item 1.    Financial Statements
------

                             IMMULOGIC PHARMACEUTICAL CORPORATION
                              CONDENSED CONSOLIDATED BALANCE SHEETS
                                    (dollars in thousands)

                                                         March 31, 1997     December 31, 1996
                                                         --------------     -----------------
                                                            (Unaudited)
                    ASSETS
                    ------
Current assets:
     Cash and cash equivalents                                  $ 14,276             $ 23,742
     Short-term investments                                       34,258               30,881
     Prepaid expenses and other current assets                       752                  625
                                                                 -------             --------

          Total current assets                                    49,286               55,248

Property and equipment, net                                        8,837                8,933

Long-term investments                                             14,450               15,424
Other assets                                                          49                   49
                                                                 -------             --------

          Total assets                                          $ 72,622             $ 79,654
                                                                 =======             ========

                    LIABILITIESRu

Current liabilities:
     Accounts payable                                           $    706             $    789
     Accrued expenses and other current liabilities                5,861                6,564
                                                                 -------             --------
          Total current liabilities                                6,567                7,353
          Long-term liabilities                                      375                  375
                                                                 -------             --------
          Total liabilities                                        6,942                7,728
                                                                 -------             --------

                    STOCKHOLDERS' EQUITY
                    --------------------

Preferred stock - $.01 par value;
          1,000,000 shares authorized; no shares issued
          or outstanding                                              --                   --
Common stock-$.01 par value; 40,000,000 shares authorized;
          20,241,640 and 20,224,516 shares issued and
          outstanding at March 31, 1997 and December 31, 1996,
          respectively                                               202                  202
Additional paid-in capital                                       185,130              185,040
     Less deferred compensation                                       --                   --
Accumulated deficit                                             (119,652)            (113,316)
                                                                 -------             --------

          Total stockholders' equity                              65,680               71,926
                                                                 -------             --------

          Total liabilities and stockholders' equity             $72,622             $ 79,654
                                                                 =======             ========



     The accompanying notes are an integral part of the condensed consolidated financial statements.

                      IMMULOGIC PHARMACEUTICAL CORPORATION
           CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
                      (in thousands, except per share date)


                                                     Three Months      Ended March 31,
                                                         1997               1996
                                                        -------            ------
Revenues:

     License and research revenues                     $    552           $   625


Operating expenses:

     Research and development                             4,891             6,107
     General and administrative                           2,888             1,468
                                                        -------            ------
             Total operating expenses                     7,779             7,575

Operating loss                                           (7,227)           (6,950)

Interest income                                             891             1,271
                                                        -------           -------

Net loss                                                $(6,336)          $(5,679)
                                                        =======           =======

Net loss per common share                               $ (0.31)          $ (0.28)
                                                        -------           -------
Weighted average number of
     common shares outstanding                           20,234            20,172
                                                        =======           =======



    The accompanying notes are an integral part of the condensed consolidated financial statements.


                      IMMULOGIC PHARMACEUTICAL CORPORATION
           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                                 (in thousands)

                                                           Three Months Ended March 31,
                                                                   1997            1996
                                                                   ----            ----
Operating activities:
     Net loss                                                   $(6,336)        $(5,679)
     Depreciation and amortization                                  657             653
     Non-cash employee benefit payments                              86              71
     Other                                                         (912)           (119)
                                                                -------         -------

     Net cash provided by (used in) operating activities         (6,505)         (5,074)
                                                                -------         -------
Investing activities:

     Purchase of equipment and leasehold improvements              (563)           (225)
     Net change in short-term investments                        (3,377)         11,336
     Net change in long-term investments                            974            (119)
                                                                -------         -------

     Net cash provided by (used in) investing activities         (2,966)         10,992
                                                                -------         -------

Financing activities:

     Issuance of common stock                                        --              --
     Exercise of common stock options                                 5             855
                                                                -------         -------

     Net cash provided by financing activities                        5             855
                                                                -------         -------

Net increase (decrease) in cash and cash equivalents             (9,466)          6,773


Cash and cash equivalents, beginning of period                   23,742          19,067
                                                                -------         -------

Cash and cash equivalents, end of period                        $14,276         $25,840
                                                                =======         =======





     The accompanying notes are an integral part of the condensed consolidated financial statements.

                      IMMULOGIC PHARMACEUTICAL CORPORATION

                  NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


Note A - Basis of Presentation
------------------------------

The accompanying unaudited condensed consolidated financial statements reflect all adjustments which are necessary, in the opinion of management, for a fair presentation of results of the interim periods presented. The statements do not include all information and footnote disclosures required by generally accepted accounting principles and therefore should be read in conjunction with the consolidated financial statements and footnotes included in the Company's 1996 Annual Report. The results of operations for the interim periods presented are not necessarily indicative of the results of operations for the full fiscal year.

Item 2.
------
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations
---------------------

Revenues for the first quarter of 1997 were $552,000, consisting of sponsored research funding from Schering AG, Germany (Schering AG) under a joint collaboration agreement for the Company's multiple sclerosis program, sponsored bioassay research funding from Hoechst Marion Roussel, Inc., and government grant revenue from the National Institutes of Health. Revenues were $625,000 for the first quarter of 1996, which consisted solely of sponsored research funding from Schering AG.

Total operating expenses for the first quarter of 1997 were $7,779,000, an increase of $204,000 or 2.7% from the first quarter of 1996. Research and development expenses were $4,891,000 for the first quarter of 1997, a decrease of $1,216,000 or 19.9% from the first quarter of 1996. The decrease in research and development expenses was due primarily to reduced material-related manufacturing expenses and clinical trial expenses. General and administrative expenses were $2,888,000 for the first quarter of 1997, an increase of $1,420,000 or 96.7% from the first quarter of 1996, which was primarily due to severance agreements with executive officers, including the Company's former Chairman of the Board.

Interest income for the first quarter of 1997 was $891,000 compared to $1,271,000 in the first quarter of 1996. The decrease of $380,000 was due to a lower investable cash balance.

The Company reported a net loss of $6,336,000 ($(0.31) per share) for the first quarter of 1997 compared to a net loss of $5,679,000 ($(0.28) per share) for the first quarter of 1996. The increase in net loss was primarily due to the increase in general and administrative expenses, the decrease in interest income, and the decrease in revenues.

Liquidity and Capital Resources
-------------------------------

At March 31, 1997, the Company had $42,719,000 of working capital, consisting primarily of cash and cash equivalents and short-term investments, compared to $47,895,000 at December 31, 1996. In addition, the Company had $14,450,000 in long-term investments at March 31, 1997 compared to $15,424,000 at December 31, 1996. The net decrease in working capital and long-term investments resulted primarily from cash used in operations of $6,505,000 and capital expenditures of $563,000, offset by cash received from employee stock option exercises of $5,000.

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

A number of factors could affect the future operating results of the Company, including, without limitation, those set forth under the heading "Factors Affecting Future Results" and elsewhere in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1996, and the information contained in this Quarterly Report on Form 10-Q should be read in light of such factors.

PART II.    OTHER INFORMATION



Item 6.  Exhibits and Reports on Form 8-K
------   --------------------------------

         (a)  EXHIBITS:
                                                                         Page #
                                                                         ------

              27.01             Financial Data Schedule                    11












         (b)  REPORTS ON FORM 8-K:

On March 13, 1997, the Company filed with the Securities and Exchange Commission, a Current Report on Form 8-K relating to the restructuring of the Company's Board of Directors.

                                   SIGNATURES
                                   ----------



Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                      IMMULOGIC PHARMACEUTICAL CORPORATION
                                      ------------------------------------
                                                  (Registrant)




Date:      May 8, 1997              /s/ J.Joseph Marr
      ---------------------         -------------------------------------------
                                    J.Joseph Marr, M.D.
                                    Chief Operating Officer



Date:      May 8, 1997              /s/ John E. Morrison
      ---------------------         -------------------------------------------
                                    John E. Morrison
                                    Treasurer
                                    (Principal Financial and Accounting Officer)