Form 10-Q
period 1997-06-30
IMMULOGIC PHARMACEUTICAL CORP /DE
filed 1997-08-07
CIK 873731

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q


[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
       For the quarterly period ended: June 30, 1997

                                       OR

[   ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
       EXCHANGE ACT OF 1934
       For the transition period from
       _____________________ to ____________________


                         Commission File Number 0-19117


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

                                   Yes X   No


Number of shares of $.01 par value common stock outstanding as of June 30, 1997 20,242,640


                           Exhibit Index is on Page 10

                      IMMULOGIC PHARMACEUTICAL CORPORATION

                               INDEX TO FORM 10-Q

                                                                        Page No.
                                                                        --------

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

         Condensed Consolidated Balance Sheets                               3
            June 30, 1997 and December 31, 1996

         Condensed Consolidated Statements of Operations                     4
            Three and Six Months Ended June 30, 1997 and 1996

         Condensed Consolidated Statements of Cash Flows                     5
            Six Months Ended June 30, 1997 and 1996

         Notes to Condensed Consolidated Financial Statements                6

Item 2.  Management's Discussion and Analysis of Financial                   7
         Condition and Results of Operations

PART II. OTHER INFORMATION

Item 4.  Submission of Matters to a Vote of Security Holders                 9

Item 6.  Exhibits                                                            10

         Reports on Form 8-K                                                 10

SIGNATURES                                                                   11

PART I. FINANCIAL INFORMATION

Item 1.    Financial Statements

                      IMMULOGIC PHARMACEUTICAL CORPORATION
                CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)
                             (dollars in thousands)

                                                                June 30, 1997       December 31, 1996
                                                                -------------       -----------------
      ASSETS
      ------
Current assets:
  Cash and cash equivalents                                        $  19,654             $  23,742
  Short-term investments                                              30,806                30,881
  Prepaid expenses and other current assets                              885                   625
                                                                   ---------             ---------

        Total current assets                                          51,345                55,248

Property and equipment, net                                            8,203                 8,933
Long-term investments                                                  7,186                15,424
Other assets                                                              49                    49
                                                                   ---------             ---------

        Total assets                                               $  66,783             $  79,654
                                                                   =========             =========

      LIABILITIES
      -----------
Current liabilities:
    Accounts payable                                               $     736             $     789
    Accrued expense and other current liabilities                      5,331                 6,564
                                                                   ---------             ---------
        Total current liabilities                                      6,067                 7,353

Other long-term liabilities                                              325                   375
                                                                   ---------             ---------

        Total liabilities:                                             6,392                 7,728
                                                                   ---------             ---------

      STOCKHOLDERS' EQUITY
      --------------------
Preferred stock - $.01 par value;
    1,000,000 shares authorized; no shares issued
    or outstanding                                                        --                    --
Common stock - $.01 par value; 40,000,000 shares
    authorized; 20,242,640 and 20,224,516 shares issued
    and outstanding at June 30, 1997 and
    December 31, 1996,
    respectively                                                         202                   202
Additional paid-in capital                                           185,131               185,040
Accumulated deficit                                                 (124,942)             (113,316)
                                                                   ---------             ---------

        Total stockholders' equity                                    60,391                71,926
                                                                   ---------             ---------
        Total liabilities and stockholders' equity                 $  66,783             $  79,654
                                                                   =========             =========


  The accompanying notes are an integral part of the condensed consolidated financial statements.

                      IMMULOGIC PHARMACEUTICAL CORPORATION
           CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
                      (in thousands, except per share data)

                                              Three Months Ended June 30,                Six Months Ended June 30,
                                              ---------------------------                -------------------------
                                                1997               1996                   1997             1996
Revenues:

   Sponsored research revenues              $       368        $       625             $       920     $    1,250
                                            -----------        -----------             -----------     ----------
      Total revenues                                368                625                     920          1,250

Operating expenses:

   Research and development                       5,113              5,978                 10,004          12,085
   General and administrative                     1,396              1,517                  4,284           2,985
                                            -----------        -----------             -----------     -----------
      Total operating expenses                    6,509              7,495                 14,288          15,070
                                            -----------        -----------             ----------      ----------

Operating loss                                  (6,141)            (6,870)                (13,368)        (13,820)

Interest income                                    851              1,277                   1,742           2,548
                                            -----------        ----------              -----------     -----------

Net loss                                    $  (5,290)         $  (5,593)              $ (11,626)      $ (11,272)
                                            ==========         ==========              ==========      ==========

Net loss per common share                   $   (0.26)        $    (0.28)              $   (0.57)      $   (0.56)
                                            ===========        ===========             ===========     ===========

Weighted average number of
  common shares outstanding                     20,242             20,217                  20,241          20,194
                                            ==========         ==========              ==========      ==========


  The accompanying notes are an integral part of the condensed consolidated financial statements

                      IMMULOGIC PHARMACEUTICAL CORPORATION
           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                                 (in thousands)

                                                                 Six Months Ended June 30,
                                                                 -------------------------
                                                                  1997                 1996
Operating activities:

   Net loss                                                    $(11,626)            $(11,272)
   Depreciation and amortization                                  1,319                1,321
   Other                                                         (1,512)                (184)
                                                               --------             --------

   Net cash used in operating activities                        (11,819)             (10,135)
                                                               --------             --------


Investing activities:

   Purchase of equipment and leasehold improvements                (588)                (432)
   Net change in short-term investments                              75                7,020
   Net change in long-term investments                            8,238               (4,200)
                                                               --------             --------

   Net cash provided by investing activities                      7,725                2,388
                                                               --------             --------

Financing activities:

Exercise of stock options                                             6                  997
                                                               --------             --------
   Net cash provided by financing activities                          6                  997
                                                               --------             --------


Net decrease in cash and cash equivalents                        (4,088)              (6,750)

Cash and cash equivalents, beginning of period                   23,742               19,067
                                                               --------             --------

Cash and cash equivalents, end of period                       $ 19,654             $ 12,317
                                                               ========             ========



  The accompanying notes are an integral part of the condensed consolidated financial statements

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

Note B - Work Force Reduction

On June 17, 1997, ImmuLogic announced that it had reduced its work force and restructured its operations in accordance with its intent to focus development efforts on the ALLERVAX(R) allergy program. The 28% reduction, or 39 positions, left the Company with 94 full-time employees. As a result of the reduction and restructuring, the Company recorded a $650,000 one-time charge during the second quarter of 1997, consisting primarily of severance payments provided to employees whose positions were eliminated as a result of the work force reduction. A substantial amount of the $650,000 charge was paid during the second quarter of 1997. This work force reduction and restructuring of operations is expected to result in annualized savings to the Company of approximately $2.6 million.

                      IMMULOGIC PHARMACEUTICAL CORPORATION
Item 2.
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations

Revenues for the second quarter of 1997 were $368,000 compared to $625,000 for the second quarter of 1996. For the first six months of 1997, revenues were $920,000 consisting primarily of research funding from Schering AG, Germany (Schering) related to a joint development and collaboration agreement in the Company's multiple sclerosis program and sponsored research revenues from the National Institute of Health (NIH) for a grant related to the research and development of a cocaine vaccine. For the first six months of 1996, revenues were $1,250,000, consisting entirely of research funding from Schering related to the aforementioned joint development and collaboration agreement in the Company's multiple sclerosis program.

Total operating expenses for the second quarter of 1997 decreased $986,000 or 13.2% to $6,509,000 as compared to the second quarter of 1996. On a year-to-date basis, total expenses decreased by $782,000 or 5.2% to $14,288,000 as compared to the first six months of 1996. The decrease in operating expenses in both the three and six-month periods was primarily due to reduced clinical trial and related development activity as compared to the prior year offset in part by severance paid to former executive officers of the Company and severance paid to former employees in connection with the work force reduction which occurred during the second quarter of 1997.

Interest income for the second quarter of 1997 was $851,000 compared to $1,277,000 for the second quarter of 1996, a decrease of $426,000 or 33.4%. For the first six months of 1997, interest income was $1,742,000 compared to $2,548,000 for the first six months of 1996, a decrease of $806,000 or 31.6%. The decrease in interest income for both the quarter and year-to-date resulted from a lower available investment balance as compared to the prior year as well as interest payments received from Hoechst Marion Roussel, Inc. during the prior year period related to capital expenditures made by the Company to manufacture the ALLERVAX(R) family of therapeutics. These interest payments to the Company ended as of September 7, 1996.

The Company reported a net loss of $5,290,000 ($(0.26) per share) for the second quarter of 1997 compared to a net loss of $5,593,000 ($(0.28) per share) for the second quarter of 1996, a decrease of $303,000 or 5.4%. The decrease in net loss for the period resulted primarily from reduced clinical trial and related development activity as compared to the prior year, offset in part by severance paid to former executive officers of the Company, severance paid in connection with the work force reduction which occurred during the second quarter of 1997 and lower interest income. For the first six months of 1997, the Company reported a net loss of $11,626,000 ($(0.57) per share) compared to a net loss of $11,272,000 ($0.56) per share) for the comparable 1996 period. The increased net loss for the six-month period was due to severance paid to former executive officers of the Company, severance paid to former employees in connection with the work force reduction which occurred during the second quarter of 1997 and lower interest income offset by savings resulting from reduced clinical trial and related development activity.

Liquidity and Capital Resources

At June 30, 1997, the Company had $45,278,000 of working capital consisting primarily of cash and cash equivalents and short-term investments, as compared to $47,895,000 at December 31, 1996. In addition, the Company had $7,186,000 in long-term investments compared to $15,424,000 at December 31, 1996. The decrease of $10,855,000 in working capital and long-term investments combined was primarily attributable to cash used in operations of $11,819,000 and capital purchases of $588,000.

In May 1997 the Company reported receipt of a $2.2 million cooperative award from the National Institute on Drug Abuse (NIDA) to fund preclinical and initial clinical evaluation of a cocaine vaccine to be completed over the next four years. No revenues have been earned or cash received from this award during the first six months of 1997.

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

This Quarterly Report on Form 10-Q contains forward-looking statements. For this purpose, any statements contained herein that are not statements of historical fact may be deemed to be forward-looking statements. Without limiting the foregoing, the words "believes," "anticipates," "plans," expects," intends" and similar expressions are intended to identify forward-looking statements. There are a number of important factors that could affect the future operating results of the Company, including, without limitation, the factors set forth in the preceding paragraph with respect to availability of funds and those set forth under the heading "Factors Which May Affect Future Operating Results" and elsewhere in the Company's Annual Report on Form 10-K for the year ended December 31, 1996, as filed with the Securities and Exchange Commission, and the information contained in this Quarterly Report on Form 10-Q should be read in light of such factors.

PART II.   OTHER INFORMATION


Item 4.    Submission of Matters to a Vote of Securities Holders

At the Annual Meeting of Stockholders held on May 13, 1997, the vote with respect to the election of seven directors to the Board was as follows; C. Garrison Fathman, M.D., 19,005,458 shares FOR and 91,728 shares WITHHELD; Samuel
C. Fleming, 19,017,508 shares FOR and 79,678 shares WITHHELD; Paul A. Friedman, M.D., 19,018,898 shares FOR and 78,288 shares WITHHELD; Carl S. Goldfischer, M.D., 19,017,933 shares FOR and 79,253 shares WITHHELD; Geraldine A. Henwood, 19,015,564 shares FOR and 81,622 shares WITHHELD; J. Joseph Marr, M.D., 19,017,608 shares FOR and 79,578 shares WITHHELD; and Richard F. Pops, 19,014,908 shares FOR and 82,278 shares WITHHELD. The vote with respect to ratifying the selection of Coopers and Lybrand L.L.P. as the Company's independent auditors for the current year was 19,015,064 shares FOR, 50,135 shares AGAINST and 31,987 shares ABSTAINING.

Item 6.  Exhibits and Reports on Form 8-K


           (a)             EXHIBITS:

                             Exhibit
                              Number         Exhibit
                              ------         -------

                               10.01         Consulting Agreement dated May 13, 1997
                                             between the Registrant and J. Richard Crowley

                                  27         Financial Data Schedule


(b)             REPORTS ON FORM 8-K

                No Current Reports on Form 8-K were filed during the quarter ended June 30, 1997.

                                   SIGNATURES



                Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                            IMMULOGIC PHARMACEUTICAL CORPORATION
                                            ------------------------------------
                                                         (Registrant)

Date:    8/1/97                         J. Joseph Marr, M.D.
     ---------------------              --------------------
                                        J. Joseph Marr, M.D.
                                        Chief Operating Officer


Date:   8/1/97                          J. Richard Crowley
     ---------------------              ------------------
                                        J. Richard Crowley
                                        Chief Financial Officer
                                        (Principal Financial and Accounting Officer)