Form 10-Q
period 1997-09-30
IMMULOGIC PHARMACEUTICAL CORP /DE
filed 1997-11-12
CIK 873731

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934
    For the period ended September 30, 1997

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934
    For the transition period from ________________ to ___________________

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

      Number of shares of $.01 par value common stock outstanding as of October 23, 1997 20,340,727

-------------------------------------------------------------------------------
                                  Page 1 of 12

                           Exhibit Index is on Page 10

                      IMMULOGIC PHARMACEUTICAL CORPORATION

                               INDEX TO FORM 10-Q








PART I.    FINANCIAL INFORMATION                                   Page No.
                                                                   --------
Item 1.    Condensed Consolidated Financial Statements and Notes

           Condensed Consolidated Balance Sheets                      3
           September 30, 1997 and December 31, 1996

           Condensed Consolidated Statements of Operations            4
           Three and Nine Months Ended September 30, 1997
           and 1996

           Condensed Consolidated Statements of Cash Flows            5
           Nine Months Ended September 30, 1997 and 1996

           Notes to Condensed Consolidated Financial Statements       6


Item 2.    Management's Discussion and Analysis of Financial          7
           Condition and Results of Operations

PART II.   OTHER INFORMATION

Item 6.    Exhibits                                                   10

           Reports on Form 8-K                                        10

SIGNATURES                                                            11

                          PART I. FINANCIAL INFORMATION

ITEM 1.  CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                      IMMULOGIC PHARMACEUTICAL CORPORATION
                CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)
                             (dollars in thousands)

                                                                  SEPTEMBER 30,             DECEMBER 31,
                                                                      1997                      1996
                                                                  -------------             ------------
                                     ASSETS
Current assets:
  Cash and cash equivalents                                         $   7,221                $  23,742
  Short-term investments                                               29,087                   30,881
  Prepaid expenses and other current assets                               623                      625
                                                                    ---------                ---------

        Total current assets                                           36,931                   55,248

Property and equipment, net                                             7,781                    8,933
Long-term investments                                                  18,006                   15,424
Other assets                                                               49                       49
                                                                    ---------                ---------

        Total assets                                                $  62,767                $  79,654
                                                                    =========                =========

                      LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
    Accounts payable                                                $     377                $     789
    Accrued expense and other current liabilities                       4,335                    6,564
                                                                    ---------                ---------
        Total current liabilities                                       4,712                    7,353

Other long-term liabilities                                               325                      375
                                                                    ---------                ---------

        Total liabilities                                               5,037                    7,728
                                                                    ---------                ---------

Stockholders' equity:
Preferred stock - $.01 par value;
    1,000,000 shares authorized; no shares issued
    or outstanding                                                          -                        -
Common stock - $.01 par value; 40,000,000 shares
    authorized; 20,340,727 and 20,224,516 shares issued
    and outstanding at September 30, 1997 and
    December 31, 1996, respectively                                       203                      202
Additional paid-in capital                                            185,251                  185,040
Accumulated deficit                                                  (127,724)                (113,316)
                                                                    ---------                ---------

        Total stockholders' equity                                     57,730                   71,926
                                                                    ---------                ---------

        Total liabilities and stockholders' equity                  $  62,767                $  79,654
                                                                    =========                =========

   The accompanying notes are an integral part of the condensed consolidated financial statements.

                      IMMULOGIC PHARMACEUTICAL CORPORATION
           CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
                      (in thousands, except per share data)






                                         THREE MONTHS ENDED                      NINE MONTHS ENDED
                                            SEPTEMBER 30,                          SEPTEMBER 30,
                                       1997               1996               1997                1996
                                     -------            -------            --------            --------
Revenues:

   Sponsored research revenues       $   462            $   762            $  1,382            $  2,012
                                     -------            -------            --------            --------
      Total revenues                     462                762               1,382               2,012

Operating expenses:

   Research and development            3,113              7,447              13,117              19,532
   General and administrative            965              1,785               5,249               4,770
                                     -------            -------            --------            --------
      Total operating expenses         4,078              9,232              18,366              24,302
                                     -------            -------            --------            --------

Operating loss                        (3,616)            (8,470)            (16,984)            (22,290)

Interest income                          834                974               2,576               3,522
                                     -------            -------            --------            --------

Net loss                             $(2,782)           $(7,496)           $(14,408)           $(18,768)
                                     =======            =======            ========            ========

Net loss per common share            $ (0.14)           $ (0.37)           $  (0.71)           $  (0.93)
                                                        =======            ========            ========

Weighted average number of
  common shares outstanding           20,270             20,232              20,251              20,207
                                     =======            =======            ========            ========




   The accompanying notes are an integral part of the condensed consolidated financial statements.

                      IMMULOGIC PHARMACEUTICAL CORPORATION
             CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                                 (in thousands)

                                                                          NINE MONTHS
                                                                      ENDED SEPTEMBER 30,
                                                                  1997                   1996
                                                                --------               --------
Cash flows for operating activities:

   Net loss                                                     $(14,408)              $(18,768)
   Adjustments used to reconcile net loss
   to net cash used in operating activities:
      Depreciation and amortization                                1,768                  1,960
      Write off of offering costs                                      -                     17
      401(k) employer stock match                                    135                    151
      Change in assets and liabilities:
            Prepaid and other current assets                           2                   (901)
            Other assets                                               -                      5
            Accounts payable                                        (412)                   229
            Accrued expenses                                      (2,229)                   (34)
            Other liabilities - non current                          (50)                   (50)
                                                                --------               --------

   Total adjustments                                                (786)                 1,377
                                                                --------               --------

   Net cash used in operating activities                         (15,194)               (17,391)
                                                                --------               --------


Cash flows from investing activities:

   Purchase of equipment and leasehold improvements                 (609)                  (550)
   Purchase of short-term investments                            (30,222)               (42,729)
   Redemption of short-term investments                           32,016                 55,369
   Purchase of long-term investments                             (14,042)                (6,112)
   Redemption of long-term investments                            11,460                  3,766
                                                                --------               --------

   Net cash provided by (used in) investing activities            (1,397)                 9,744
                                                                --------               --------

Cash flows from financing activities:

Proceeds from exercise of stock options                               70                    908
                                                                --------               --------

   Net cash provided by financing activities                          70                    908
                                                                --------               --------


Net decrease in cash and cash equivalents                        (16,521)                (6,739)

Cash and cash equivalents, beginning of period                    23,742                 19,067
                                                                --------               --------

Cash and cash equivalents, end of period                        $  7,221               $ 12,328
                                                                ========               ========

   The accompanying notes are an integral part of the condensed consolidated financial statements.

                      IMMULOGIC PHARMACEUTICAL CORPORATION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                               September 30, 1997
                                   (unaudited)

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

ITEM 2 MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

REVENUES
Revenues for the third quarter of 1997 were $462,000 compared to $762,000 for the third quarter of 1996. For the first nine months of 1997, revenues were $1,382,000. Revenues for the first nine months of 1996 were $2,012,000. In both periods, revenues consisted primarily of research funding from Schering AG, Germany (Schering) related to a joint development and collaboration agreement in the Company's multiple sclerosis program and sponsored research revenues from the National Institute of Health (NIH) for a grant related to the research and development of a cocaine vaccine.

OPERATING EXPENSES
For the quarter ended September 30, 1997, the Company's research and development expenses decreased $4,334,000 or 58.2% to $3,113,000 from $7,447,000 for the same period in 1996. Research and development expenses for the nine months ended September 30, 1997 and September 30, 1996 were $13,117,000 and $19,532,000, respectively. The decrease in research and development expenses in both periods is due primarily to reduced clinical trial and related development activity as compared to prior year and headcount and related cost savings resulting from the work force reduction which occurred during the second quarter of 1997.

General and administrative expenses were $965,000 and $1,785,000 for the quarters ended September 30, 1997 and 1996, respectively, representing a decrease of $820,000 or 45.9%. The decrease was primarily due to headcount and related cost savings resulting from the work force reduction which occurred during the second quarter of 1997. General and administrative expenses were $5,249,000 for the first nine months of 1997 as compared to $4,770,000 for the same time period in 1996, an increase of $479,000 or 10.0%. The increase was primarily due to severance paid during 1997 to former executive officers of the Company offset in part by headcount and related cost savings resulting from the aforementioned work force reduction.

INTEREST INCOME
Interest income for the third quarter of 1997 was $834,000 compared to $974,000 for the third quarter of 1996, a decrease of $140,000 or 14.4%. For the first nine months of 1997, interest income was $2,576,000 compared to $3,522,000 for the first nine months of 1996, a decrease of $946,000 or 26.9%. The decrease in interest income for both the quarter and year-to-date resulted primarily from a lower available investment balance as compared to the prior year. In addition, the year-to-date decrease resulted from interest payments received from Hoechst Marion Roussel, Inc. during the prior year period related to capital expenditures made by the Company to manufacture the ALLERVAX(R) family of therapeutics. These interest payments to the Company ended as of September 7, 1996.

NET LOSS
The Company reported a net loss of $2,782,000 ($(0.14) per share) for the third quarter of 1997 compared to a net loss of $7,496,000 ($(0.37) per share) for the third quarter of 1996, a decrease of $4,714,000 or 62.9%. The decrease in net loss for the period resulted primarily due to reduced clinical trial and related development activity as compared to prior year and headcount and related cost savings resulting from the work force reduction which occurred during the second quarter of 1997 offset in part by lower interest income for the quarter. For the first nine months of 1997, the Company reported a net loss of $14,408,000 ($(0.71) per share) compared to a net loss of $18,768,000 ($0.93) per share) for the comparable 1996 period. The decrease in the net loss for the nine-month period was due to reduced clinical trial and related development activity as compared to prior year and headcount and related cost savings resulting from the work force reduction which occurred during the second quarter of 1997 offset in part by severance paid to former executive officers of the Company, severance paid to former employees in connection with the work force reduction, and lower interest income.

LIQUIDITY AND CAPITAL RESOURCES

Cash and cash equivalents and investments were $54,314,000 at September 30, 1997 compared to $70,047,00 at December 31, 1996. During the remainder of 1997, the Company expects to incur expenses consistent with the amounts incurred during the third quarter of 1997.

Net cash used in operations for the nine months ended September 30, 1997 was $15,194,000 as compared to $17,391,000 in the comparable 1996 period. The decrease of $2,197,000 was due primarily to reduced clinical trial and related development activity as compared to prior year and headcount and related cost savings resulting from the work force reduction which occurred during the second quarter of 1997. Offsetting these savings was a decrease in current liabilities of $2,229,000 due to the payment of expenses accrued as of December 31, 1996 and reduced clinical trial and related activity for the first nine months of 1997.

The Company expects to incur losses for at least a number of years as the Company's research, development, and clinical trial programs expand. The Company has funded its operations to date primarily through the sale of equity securities, sponsored research revenues, license payments, and earnings on invested capital. The Company has expended substantial funds for the research and development of its products, and will in the future expend substantial funds for further research and development, establishment of commercial-scale manufacturing capabilities, and the marketing of its products. The Company will seek to obtain additional funds for these purposes through equity or debt financings, collaborative arrangements with corporate partners, or from other sources. No assurance can be given that such additional funds will be available to the Company for such purposes on acceptable terms, if at all. Insufficient funds could require the Company to delay, scale back, or eliminate certain of its research and development programs or to license third parties to commercialize products or technologies that the Company would otherwise develop or commercialize itself.

FORWARD LOOKING STATEMENTS

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


      (a)   Exhibit:

            Exhibit
            Number                  Exhibit                            Page No.
            ------                  -------                            --------

            27                      Financial Data Schedule                11


      (b)   Reports on Form 8-K:    No Current Reports on Form 8-K
                                    were filed during the quarter
                                    ended September 30, 1997.

                                   SIGNATURES



          Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                IMMULOGIC PHARMACEUTICAL CORPORATION
                                ------------------------------------
                                            (Registrant)




Date:  11/11/97                    /s/ J. Joseph Marr
     --------------                ---------------------------------------------
                                   J. Joseph Marr, M.D.
                                   Chief Operating Officer



Date:  11/11/97                    /s/ J. Richard Crowley
     --------------                ---------------------------------------------
                                   J. Richard Crowley
                                   Chief Financial Officer
                                   (Principal Financial and Accounting Officer)