Form 10-K405
period 1997-12-31
IMMULOGIC PHARMACEUTICAL CORP /DE
filed 1998-03-30
CIK 873731

================================================================================
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                            ------------------------

                                   FORM 10-K
                    ANNUAL REPORT PURSUANT TO 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 1997
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

                610 LINCOLN STREET, WALTHAM, MASSACHUSETTS 02154
                                 (781) 466-6000
    (ADDRESS, INCLUDING ZIP CODE, AND TELEPHONE NUMBER, INCLUDING AREA CODE,
                  OF REGISTRANT'S PRINCIPAL EXECUTIVE OFFICES)

                            ------------------------

        SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT: NONE

 SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT: COMMON STOCK, PAR
                                   VALUE $.01
                        PREFERRED STOCK PURCHASE RIGHTS
                                 PAR VALUE $.01
                                (TITLE OF CLASS)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ].

     Indicate by a check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to the Form 10-K. [X]

     The aggregate market value of the Common Stock held by non-affiliates of the registrant, based on the last sale price of the Common Stock reported on the Nasdaq National Market on March 12, 1998 was $39,496,033.

     The number of shares of Common Stock outstanding as of March 12, 1998 was 20,358,780.

                      DOCUMENTS INCORPORATED BY REFERENCE

     Portions of the ImmuLogic Pharmaceutical Corporation definitive Proxy Statement for the 1998 Annual Meeting of Stockholders incorporated by reference in Part III.
================================================================================

                                     PART I

ITEM 1.  BUSINESS

GENERAL

     ImmuLogic Pharmaceutical Corporation (ImmuLogic or the Company) is a biopharmaceutical company, incorporated under the laws of the State of Delaware on March 26, 1987, developing novel products with a primary emphasis on the immunological treatment of addiction and the diagnosis and treatment of allergies. ImmuLogic's technological approach is based on proprietary discoveries and an advanced understanding of the molecular events controlling the human immune system.

     In 1997, the Company worked closely with the United States Food and Drug Administration (the "FDA") responding to questions regarding the Company's ALLERVAX(R) CAT and RAGWEED clinical programs. As a result of these discussions and the Company's assessment of the associated significant costs and time necessary to commercialize the products, the Company decided to discontinue the programs.

     Accordingly, in 1997, the Company restructured its operations to focus its efforts on the clinical development of vaccines for the management of cocaine and nicotine addiction and research around its recombinant protein therapeutics for the diagnosis and treatment of allergic diseases. In addition, the Company continued research on a nonparental product for the treatment of multiple sclerosis in collaboration with Schering AG (Schering) which will end on March 31, 1998. Total employees of the Company decreased from 151 at December 31, 1996 to 27 at March 12, 1998.

     In addition, the Company sub-leased one-third of its facilities effective February 27, 1998, with the entire facility to be sub-leased effective October 1, 1998. The Company is planning for the sale of the majority of the equipment and furniture located in its facility and is in the process of locating new space to accommodate its current level of operations.

     The Company is considering various strategic alternatives with respect to its business including further restructuring of operations, acquisition of additional technology, strategic alliances, sale or merger or dissolution of the Company. There can be no assurance that the Company will be successful in implementing any further restructuring, strategic alliance, acquisition of additional technology, merger or sale in a timely manner or at all, or that any such action would enhance the competitive position or future success of the Company.

TECHNOLOGY AND PRODUCT CANDIDATES

     Vaccines for the treatment of substance abuse: Cocaine and Nicotine. ImmuLogic is pursuing a novel strategy for the treatment of cocaine addiction through the development of a therapeutic cocaine vaccine. Cocaine abuse is a major medical and public health concern in the United States, with
2.1 million people estimated to be dependent on cocaine. The cumulative effects of cocaine-associated violent crime, loss in individual productivity, illness and death, has led the National Institute on Drug Abuse to identify the development of an effective treatment for cocaine addiction as its top priority. Despite the intense interest in this area, no effective long-term therapies are yet available. The cocaine vaccine being developed at ImmuLogic is designed to induce anti-cocaine antibodies that bind to cocaine in the bloodstream. The purpose of the antibodies is to limit the amount of cocaine that can enter the brain; as a result, the patient would not receive the stimulation associated with cocaine use and is less likely to continue to take it. The vaccine is intended to be used as part of a comprehensive treatment program aimed at relapse prevention. The Company's cocaine vaccine IND application has been cleared by the FDA, and clinical evaluation is planned to begin in mid-1998.

     In May, 1997, the Company received a $2.2 million cooperative award from the National Institute on Drug Abuse (NIDA) to partially fund development of a cocaine vaccine for the treatment of cocaine addiction. This funding was received through the Institute's Strategic Program for Innovative Research on Cocaine Addiction Pharmacotherapy (SPIRCAP) program. The purpose of the SPIRCAP program is to provide funds to bridge the preclinical and clinical evaluation of cocaine abuse treatments. The funds will be directed to preclinical research and subsequent clinical studies to evaluate the safety and efficacy of the vaccine. The funds from this grant will be available over 4 years ending in April, 2001.

     ImmuLogic also is developing a nicotine vaccine based on similar technology. Smoking is an enormous worldwide health problem and few pharmacotherapies are available to help people to quit smoking. Overcoming nicotine addiction is central to smoking cessation. The nicotine vaccine being developed at the Company is designed to induce in vaccinated subjects anti-nicotine antibodies that bind to nicotine in the bloodstream. The presence of the antibodies should inhibit the entry of nicotine into the brain and reduce both the psychological effects of nicotine and its addictiveness. Thus, if a vaccinated subject smokes a cigarette, little or no effect of the nicotine should be experienced which should reduce the risk that the subject would fall back into a regular smoking habit. As with the cocaine vaccine, the nicotine vaccine is intended to be used as part of a comprehensive treatment program aimed at relapse prevention. The Company's nicotine vaccine is currently in preclinical research. A vaccine candidate has been synthesized and shown to induce nicotine-specific antibodies in animal models. Clinical evaluation is currently scheduled to begin in 1999.

     Reagents for the Diagnosis of Allergic Diseases. The Company has cloned and sequenced relevant allergenic proteins of cat dander, ragweed pollen, house dust mite, Japanese Cedar pollen, and certain grass pollens. The potential applications for the Company's recombinant protein allergens is based on the observation that those with strong immuno-globulin E (IgE) reactivity may have the greatest diagnostic potential and those with little or no reactivity have more immediate therapeutic prospects. With current molecular techniques and immunochemical methods the Company believes these properties can be easily modified to optimize each recombinant protein for either alternative.

     Recombinant allergens that have the full IgE reactivity profile equivalent to the native forms can be used to identify allergic individuals in both human and animal populations. These recombinant protein preparations could replace or be used in combination with extracts in in vitro tests or other commercially applied formats in which the allergen is affixed to a matrix for direct IgE binding analysis. The advantages of recombinant proteins are: 1) unequivocal specificity; 2) theoretically limitless supply through recombinant expression techniques; 3) ability to modify the proteins through molecular biology techniques. These forms could be applied to the presently practiced skin testing diagnostic regimens in the U.S. as well as the in vitro diagnostic methods in Europe, Japan and the U.S.

     Recombinant Proteins as Therapeutic Agents. Purified recombinant protein allergens could be used in conventional immunotherapy treatments. The advantages over extracts are specificity, improved quantitation and characterization of delivered product. Since IgE reactivity may be a disadvantage in conventional immunotherapy, recombinant allergens may have a distinct advantage. Those recombinant allergens that possess IgE reactivity can be modified to eliminate the IgE binding sites but without loss of the T cell epitopes which are crucial for effecting the decrease in allergic reactivity.

     ALLERVAX(R). ImmuLogic was developing allergy therapeutic products to be administered via subcutaneous injection which it believed would provide substantial improvement in effectiveness, safety and convenience over existing immunotherapy. The Company's approach was to identify the proteins that cause the allergic response and to define the relevant T cell epitopes from each of these proteins. From 1992 to 1996, the Company completed a number of Phase I and Phase II clinical studies for its ALLERVAX(R) CAT and ALLERVAX(R) RAGWEED programs. The Company worked closely with the United States Food and Drug Administration (the "FDA") in 1997 responding to questions regarding the Company's ALLERVAX(R) CAT and ALLERVAX(R) RAGWEED clinical programs. As a result of these discussions and the Company's assessment of the associated significant costs and time necessary to commercialize the products, the Company decided to discontinue the programs.

     Multiple Sclerosis. The Company's primary effort in the autoimmune disease area was in developing a peptide-based therapeutic to treat multiple sclerosis. In December 1996, ImmuLogic filed an IND application to begin clinical trials of an injectable peptide immunotherapeutic to treat multiple sclerosis. In connection with the reorganization of the Company's development plans in March 1997, the Company reviewed the plans for its injectable multiple sclerosis product and decided to discontinue further development internally. During

1997, the Company continued research on a nonparental product for the treatment of multiple sclerosis in collaboration with Schering. This collaboration will end on March 31, 1998.

COLLABORATION AGREEMENTS

     Schering AG, Germany. In March 1995, the Company signed a collaboration agreement with Schering AG for the joint development and commercialization of the Company's peptide therapeutic to treat multiple sclerosis. Under this agreement, the Company would have received up to $7,500,000 in research support ($5,625,000 of which had been received through December 31, 1997) and up to $20,000,000 in milestone payments. The Company would pay one-third of the costs associated with clinical development and would receive a substantial royalty on net sales, if any. During 1996, the parties agreed in concept to changes in the collaboration agreement under which milestone payments were restructured to payments made after successful product demonstration. Annual research funding from Schering AG during 1997 was reduced from $2,500,000 to $1,250,000. This funding was dedicated exclusively to the development of a nonparentally administered therapeutic product for multiple sclerosis. During 1998, the Company is expected to receive $312,500 in research funding from Schering AG. The research funding due under the collaboration agreement between the Company and Schering AG will end on March 31, 1998.

     Schering AG has the right, at its election, to participate in the development and commercialization of the injectable dosage form of this therapeutic should such development and commercialization occur. The Company has no plans to develop this product in the future. If Schering AG elects to develop this product, it will be required to reimburse the Company for a significant portion of development costs incurred to date by the Company and will be obligated to make certain milestones payments to the Company. Schering AG has the right to terminate the collaboration agreement upon 30 days prior written notice to the Company.

     In addition, Schering Berlin Venture Corporation purchased 1,042,345 shares of the Company's Common Stock for $8,000,000 at the time of entering into the agreement in 1995. In April 1996, ImmuLogic registered these shares under the Securities Act of 1933 pursuant to the registration rights granted to Schering Berlin Venture Corporation in the stock purchase agreement. Upon registration, Schering Berlin Venture Corporation sold these shares on the open market.

COMPETITION

     The pharmaceutical and biotechnology industries are characterized by rapidly evolving technology and intense competition. Some companies are engaged in activities similar to those of the Company. Certain of these have greater financial and other resources, larger research and development staffs, and more extensive marketing and manufacturing organizations. Many of these companies have significantly more experience than the Company in preclinical testing, conducting human clinical trials and other regulatory approval procedures. In addition, colleges, universities, governmental agencies and other public and private research organizations conduct research and may market commercial products on their own or through joint ventures. These institutions are becoming more active in seeking patent protection and licensing arrangements to collect royalties for use of technology that they have developed. These institutions also compete with the Company in recruiting and retaining highly qualified scientific personnel.

     The Company faces substantial competition in the treatment of substance abuse. Many pharmaceutical, biotechnology and academic institutions are exploring a variety of approaches for the treatment of cocaine addiction. In the area of smoking cessation, a variety of products including nicotine replacement products and antidepressants have been approved for smoking cessation and would compete with the Company's proposed nicotine vaccine. In addition, new products may be in development which may compete with the Company's proposed nicotine vaccine. There can be no assurance, that the Company's products in the area of substance abuse will be successfully developed or if they are successfully developed, that they would have advantages over current or future available treatments.

     The Company also faces substantial competition in the allergy area. Many pharmaceutical companies have programs focused on enhancing current therapies, such as non-sedating antihistamines, and on developing products which affect immune system mediators further down the allergic cascade. Most of these approaches are aimed at relieving symptoms, reducing side effects, and addressing the inconvenience to the patient. While the Company believes that its recombinant protein products, if successfully developed, would have advantages over currently available treatments, there can be no assurance that such products will be developed or that advantages will materialize.

PATENTS, TRADEMARKS, AND PROPRIETARY RIGHTS

     The Company's patent strategy has been to pursue a strong patent portfolio. As of March 12, 1998, the Company had ownership or exclusive rights to approximately 71 patent applications (including divisional applications) in the United States. The Company's pending patent applications cover general immunotherapy, allergy, autoimmune and drug abuse therapy. The Company has 36 issued patents worldwide, and has received another 8 notices of allowance for the Company's US applications which will mature into issued patents within the next several months. The Company is in the process of a critical review of the above patent portfolio to maximize prosecution strategy given the Company's current technology focus, and will discontinue patent applications which are not in line with the Company's current programs planned for product development.

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

     In addition, the Company has obtained exclusive licenses from the University of North Carolina, TVW Telethon ICHR (Perth, Australia) and the University of Melbourne covering inventions and patent applications relating to therapeutic uses of allergenic proteins and peptides of ragweed, house dust mite and grasses, respectively. Under these license agreements, the Company is required to pay royalties based on sales of products derived from the licensed inventions. The Company cannot at this time make a meaningful estimate of its total future costs under the MIT license and its other licensing arrangements because such costs depend on several factors, including the level of future product sales.

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

     ImmuLogic has licensed patents pertaining to the drugs of abuse therapeutic program for which it pays license fees and may have to pay royalties. In addition, it has filed its own patents.

     There can be no assurance that patent applications owned by or licensed to the Company will issue or that, if issued, they will provide the Company with significant protection against competitors. In addition, the Company is aware of one issued European patent and one pending European patent application belonging to third parties which may adversely affect the Company's ability to commercialize its multiple sclerosis therapeutic candidate. If the claims contained in these patents are sustained, the Company may need to acquire licenses to those technologies in order to commercialize its multiple sclerosis therapeutic candidate in Europe. The cost or availability of licenses for these technologies is unknown. There may be additional domestic and foreign patent applications pending of which the Company is unaware at this time and which may affect the Company's ability to commercialize any of its products if corresponding patents are issued. There can be no assurance that ImmuLogic will not need to acquire licenses under patents belonging to others for technology potentially useful or necessary to ImmuLogic and the cost or availability of such potential licenses is currently unknown. Moreover, there can be no assurance that any patents issued to or licensed by the Company will not be infringed upon or designed around by others.

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

     The steps required before a new human pharmaceutical product may be marketed in the United States include (1) preclinical laboratory and animal tests, (2) the submission to the FDA of an application for an IND, (3) adequate and well-controlled human clinical trials to establish the safety and effectiveness of the drug, (4) the submission of a Biological License Application (BLA) or a New Drug Application (NDA) to the FDA, and (5) FDA approval of the BLA or NDA prior to any commercial sale or shipment of the drug.

     Preclinical studies are commonly conducted in a laboratory in animal models or on human samples in vitro. The results of these studies are submitted to the FDA as part of the IND application prior to commencement of clinical testing in humans. Clinical trials are characterized by three stages. Phase I trials are designed to provide information about product safety and pharmacology. Phase II trials are designed to provide additional information on safety, preliminary evidence of clinical efficacy and definition of an effective dosing regimen. Phase III trials are large-scale studies designed to provide statistical evidence of effectiveness and safety in humans at the designated dose and dosing regimen. Upon completion of clinical testing, which must demonstrate that the product is safe and effective for a specific indication, a BLA or NDA may be filed with the FDA. This application includes details of the manufacturing and testing processes, preclinical studies and clinical trials. FDA approval of the application is required before the applicant may market the new product.

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

     There can be no assurance that FDA approval of any ELA, NDA or BLA submitted by the Company will be obtained, or that if obtained, that any such approval will be obtained in a timely manner.

EMPLOYEES

     As of March 12, 1998, the Company had 27 full-time employees, 7 of whom hold Ph.D. degrees. The Company considers its relations with its employees to be good. No Company employee is covered by a collective bargaining agreement.

ITEM 2.  PROPERTIES

     The Company's 85,000 square foot headquarters and research and development facility is located in Waltham, Massachusetts under a lease agreement which expires in August 2002. Due to the discontinuation of the Company's ALLERVAX(R) program and the recent downsizing of its workforce, the Company sub-leased one-third of this facility under a sub-lease agreement effective February 27, 1998, with the entire facility being subleased under the above mentioned sublease agreement effective October 1, 1998. The sublease agreement covers the Company's future obligations due after September 30, 1998 under this lease. The Company is currently in the process of locating new space to accommodate its current level of operations. The Company's operating lease for its former Palo Alto, California facility which expires in March 1999, was sub-leased under two agreements which cover the Company's future obligations under this lease.

ITEM 3.  LEGAL PROCEEDINGS

     None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None.

EXECUTIVE OFFICERS OF THE REGISTRANT

     The executive officers of the Company and their respective ages and positions with the Company as of March 27, 1998 are as follows:

NAME                               AGE   POSITION WITH THE COMPANY
----                               ---   -------------------------

J. Joseph Marr, M.D..............  59    President and Chief Operating Officer,
                                         Executive Vice President, Research and
                                         Development and Chief Scientific
                                         Officer

J. Richard Crowley...............  42    Chief Financial Officer, Treasurer

     Dr. J. Joseph Marr was appointed President and COO in March 1997. He joined ImmuLogic in July 1996 as Executive Vice President Research and Development, Chief Scientific Officer, a position he retained upon his appointment as President and COO. In addition, Dr. Marr served as the Company's Acting President and Acting Chief Executive Officer from December 1996 to March 1997. From 1993 to 1996, Dr. Marr held the position of Vice President, Research and Development at Ribozyme Pharmaceuticals. From 1989 to 1993, Dr. Marr was Senior Vice President, Discovery Research at Monsanto/Searle Research and Development where he managed a group of 240 scientists. Dr. Marr also was a consultant with the World Health Organization (WHO) from 1982 to 1992 during which time he designed and implemented certain late stage clinical trials for WHO. Dr. Marr held academic positions from 1982 to 1990 including Professor, Department of Medicine and Department of Biochemistry and Director of Infectious Diseases and Clinical Laboratories at the University of Colorado Health Sciences Center. From 1970 to 1982 he was on the faculty of Washington University School of Medicine where he was Associate Professor of Medicine and Director, Microbiology Laboratories and at St. Louis University School of Medicine where he was Vice Chairman, Department of Medicine, Professor of Medicine and Microbiology. Dr. Marr received his B.S. degree from Xavier University and M.D. degree from Johns Hopkins University School of Medicine.

     J. Richard Crowley is consulting with ImmuLogic in the position of interim Chief Financial Officer. Mr. Crowley is President of Keystone Consulting, a contract financial and operational management services firm. Mr. Crowley's experience from 1983 to 1995 includes senior financial and operational positions with the LittlePoint Corporation, TransNational Financial Services and the Crosby Vandenburgh Group. From 1979 to 1983, Mr. Crowley was with Price Waterhouse, during which time he obtained his C.P.A. Mr. Crowley holds a B.A. in Economics from Providence College.

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

                                                  HIGH          LOW
                                                  ----          ---
1996
First Quarter...................................  $21           $10 5/8
Second Quarter..................................   13 1/4         8 5/8
Third Quarter...................................    9 1/16        6 1/2
Fourth Quarter..................................   10 1/2         6 3/8

1997
First Quarter...................................  $ 6 11/16     $ 3 9/16
Second Quarter..................................    4 3/8         3 1/8
Third Quarter...................................    4 7/64        2 3/4
Fourth Quarter..................................    3 1/2         1 17/32

     On December 31, 1997, there were approximately 304 holders of record of the Company's Common Stock. The Company has never declared or paid any cash dividends on its capital stock. The Company currently intends to retain all earnings, if any, for use in its business and does not anticipate paying any cash dividends in the foreseeable future.

ITEM 6.  SELECTED FINANCIAL DATA

     The following selected financial data of the Company as of and for the five years ended December 31, 1997 are derived from the financial statements of the Company. The information set forth below should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" included as Item 7 and the financial statements and related footnotes included as Item 8 in this Form 10-K.

                                                      YEAR ENDED DECEMBER 31,
                                      --------------------------------------------------------
                                        1997        1996        1995        1994        1993
                                      --------    --------    --------    --------    --------
                                               (IN THOUSANDS, EXCEPT PER SHARE DATA)
Consolidated Statement of Operations
  Data:
Total revenues......................  $  2,049    $  9,239    $  7,758    $  6,335    $  7,971
Research and development expenses...    17,103      25,882      24,709      27,074      23,096
General and administrative
  expenses..........................     6,390       6,830       6,433       7,381       6,592
Net loss............................   (18,119)    (18,870)    (19,151)    (25,306)    (18,837)
Basic and diluted net loss per
  share.............................     (0.89)      (0.93)      (1.12)      (1.70)      (1.30)
Weighted average number of common
  shares outstanding................    20,273      20,206      17,035      14,843      14,451

                                                            DECEMBER 31,
                                      --------------------------------------------------------
                                        1997        1996        1995        1994        1993
                                      --------    --------    --------    --------    --------
                                                           (IN THOUSANDS)
Consolidated Balance Sheet Data:
Cash and cash equivalents and short-
  and long-term investments.........  $ 52,293    $ 70,047    $ 85,960    $ 55,912    $ 79,504
  Total assets......................    59,588      79,654      97,579      70,026      94,123
Long-term obligations...............       325         375         425         475         525
Stockholders' equity................    54,019      71,926      89,535      62,284      87,052

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

     Since inception, the Company has focused on the research and clinical development of products to treat allergies, autoimmune diseases and in 1994, added a program for vaccines for the management of drugs of abuse. No revenues have been derived from the sale of any products, and the Company does not expect to receive revenues from product sales for a number of years. The Company may continue to expend substantial funds for further research and development, establishment of commercial-scale manufacturing capabilities, and the marketing of its products. The Company has incurred substantial annual operating losses since inception and expects to incur substantial operating losses in the future. At December 31, 1997, the Company's accumulated deficit was $131,435,000. As a result, the Company is dependent upon existing cash resources, external financing from equity and debt offerings, or collaborative research, development, manufacturing, and marketing arrangements with corporate partners to finance its operations. To date, the Company's primary sources of working capital have been from the sale of equity securities, interest earned on invested capital and sponsored research funding from collaboration agreements.

     The Company worked closely with the FDA during 1997, responding to questions raised regarding the Company's ALLERVAX(R) CAT and RAGWEED clinical programs. As a result of these discussions, and the Company's assessment of the associated significant additional costs necessary to commercialize the products, the Company decided to discontinue the programs.

     During 1997, the Company restructured its operations to focus its efforts on the clinical development of vaccines for the management of cocaine and nicotine addiction and research around its recombinant protein therapeutics for the diagnosis and treatment of allergic diseases. In addition, the Company continued research on a nonparental product for the treatment of multiple sclerosis in collaboration with Schering which will end on March 31, 1998.

     Total employees of the Company decreased from 151 at December 31, 1996 to 27 at March 12, 1998. Total severance paid and accrued during 1997 was $3,147,000, which is included in the statement of operations for the year ended December 31, 1997. In addition, the Company subleased its facilities under a sublease effective February 27, 1998 resulting in a non-cash charge of $444,000 for the writedown of all of the Company's leasehold improvements to net realizable value.

     The Company is considering various strategic alternatives with respect to its business including further restructuring of operations, acquisition of additional technology, strategic alliances, sale or merger or dissolution of the Company. There can be no assurance that the Company will be successful in implementing any further restructuring, strategic alliance, acquisition of additional technology, merger or sale in a timely manner or at all, or that any such action would enhance the competitive position or future success of the Company.

     In May, 1997, the Company received a $2.2 million cooperative award from the National Institute on Drug Abuse (NIDA) to partially fund development of a cocaine vaccine for the treatment of cocaine addiction. This funding was received through the Institute's Strategic Program for Innovative Research on Cocaine Addiction Pharmacotherapy (SPIRCAP) program. The purpose of the SPIRCAP program is to provide funds to bridge the preclinical and clinical evaluation of cocaine abuse treatments. The funds will be directed to preclinical research and subsequent clinical studies to evaluate the safety and efficacy of the vaccine. The funds from this grant will be available over 4 years ending in April, 2001. A Phase I clinical trial for the cocaine vaccine is due to begin in mid-1998.

RESULTS OF OPERATIONS

  Years Ended December 31, 1997 and 1996

     Total revenues in 1997 were $2,049,000 compared to $9,239,000 in 1996. The decrease in total revenues from 1996 was primarily due to the fact that the Company received a one-time $7,000,000 payment in 1996 from Hoechst Marion Roussel, Inc. (HMR) resolving all obligations related to the collaboration agreement between the Company and HMR, which was terminated by HMR on September 7, 1996. Sponsored research funding from Schering AG was $1,250,000 and $1,875,000 in 1997 and 1996, respectively. Revenue received from the NIH under the Company's SBIR and SPIRCAP grants was $615,000 and $364,000 in 1997 and 1996, respectively.

     Total operating expenses were $23,492,000 in 1997 compared to $32,712,000 in 1996. Research and development expenses were $17,103,000 in 1997 compared to $25,882,000 in 1996, a decrease of $8,779,000 or 33.9%. The decrease in operating and research and development expenses was primarily due to reduced headcount and related costs due to the discontinuation of the clinical development of the ALLERVAX(R) CAT and ALLERVAX(R) RAGWEED products. Offsetting this decrease was increased severance costs related to the Company's restructuring totaling $1,221,000 and a non-cash charge of $355,000 for the writedown of all of the Company's leasehold improvements to net realizable value.

     General and administrative expenses were $6,390,000 in 1997 compared to $6,830,000 in 1996, a decrease of $440,000 or 6.4%. The decrease in general and administrative costs was due primarily to reduced headcount and related costs resulting from the Company's restructuring, offset by severance paid to the former chairman of the board of the Company during 1997 totaling $1,054,000 and additional severance costs related to the Company's restructuring totaling $882,000 and a non-cash charge of $89,000 for the writedown of all of the Company's leasehold improvements to net realizable value.

     Net interest income was $3,325,000 in 1997 compared to $4,603,000 in 1996, a decrease of $1,278,000 or 27.8%. The decrease resulted primarily from a lower average investable cash and investment balance resulting from cash used in operations during 1997. In addition, the Company received interest payments from HMR during 1996 related to capital expenditures made by the Company with respect to the joint manufacture of the ALLERVAX(R) family of allergy therapeutics.

  Years Ended December 31, 1996 and 1995

     Total revenues in 1996 were $9,239,000 compared to $7,758,000 in 1995. The increase in total revenues in 1996 was primarily due to a $7,000,000 payment received resolving all obligations related to the collaboration agreement between the Company and HMR, which was terminated by HMR on September 7, 1996. Revenues in 1995 included a license and milestone payment from HMR in the amount of $5,000,000. Offsetting this increase, in part, was lower sponsored research funding received under a license and collaboration agreement with Schering AG. Sponsored research funding from Schering AG was $1,875,000 and $2,500,000 in 1996 and 1995, respectively.

     Total operating expenses were $32,712,000 in 1996 compared to $31,142,000 in 1995. Total 1995 expenses included $2,130,000 for exit costs relating to the closing of the Company's Palo Alto facility. Research and development expenses were $25,882,000 in 1996 compared to $24,709,000 in 1995, an increase of
$1,173,000 or 4.7%. The increase in research and development expenses was primarily due to increased headcount and related costs in the development, clinical, and regulatory areas to support the continuing clinical development of the ALLERVAX(R) CAT and ALLERVAX(R) RAGWEED products. In addition, research and development costs increased due to severance payments made and other costs incurred in connection with the resignation of two executive officers of the Company during 1996. Clinical trial costs increased over the prior year, primarily as a result of the 1996 seasonal ALLERVAX(R) RAGWEED trial. Partially offsetting these increases in research and development were savings from reduced headcount and related costs as a result of the closing of the Company's Palo Alto research facility in May 1995.

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

LIQUIDITY AND CAPITAL RESOURCES

     Since inception, ImmuLogic has financed its operations through the sale of equity securities, sponsored research revenues, license and milestone payments, and interest earned on invested capital. The Company's total cash and investments balance at December 31, 1997 was $52,293,000, which included cash and cash equivalents of $8,437,000, short-term investments of $19,068,000 and long-term investments of $24,788,000. The Company has raised $134,100,000 from public equity offerings, received $24,000,000 from HMR in payments related to the joint collaboration agreement for its ALLERVAX(R) products, $7,000,000 from HMR for a final settlement payment upon the termination of the collaboration agreement between the Company and HMR, and $19,163,000 from HMR related to a Common Stock and a stock option purchase. In addition, the Company has received research support payments of $5,625,000 from Schering AG under a joint collaboration agreement for its multiple sclerosis peptide therapeutic product and $8,000,000 in equity financing from Schering Berlin Venture Corporation. The Company also received a SBIR grant during 1996 from NIDA totaling approximately $700,000 to complete the preclinical development of the Company's therapy to treat cocaine addiction. In addition, the Company received a SPIRCAP grant during 1997 totaling approximately $2,200,000 to partially fund the clinical development of the Company's therapy to treat cocaine addiction which will be received over four years beginning May 1, 1997. Net cash used in operating activities was $17,194,000 in 1997 compared to $16,156,000 and $14,802,000 in
1996 and 1995, respectively. As of December 31, 1997, the Company had invested $19,899,000 in property and equipment primarily in facility renovations, laboratory equipment, and the buildout of a GMP-grade manufacturing facility at the Company's Waltham, Massachusetts headquarters.

     In March 1995, to help the Company support its capital requirements, the Company signed a collaboration agreement with Schering AG for the joint development and commercialization of the Company's peptide therapeutic to treat multiple sclerosis. Under this agreement, the Company would have received up to $7,500,000 in research support ($5,625,000 of which had been received through December 31, 1997) and up to $20,000,000 in milestone payments. The Company would pay one-third of the costs associated with clinical development and would receive a royalty on net sales, if any. During 1996, the parties agreed in concept to changes in the collaboration agreement under which milestone payments were restructured to payments made after successful product demonstration and annual research support funding from Schering AG during 1997 was reduced from $2,500,000 to $1,250,000. This funding was dedicated exclusively to the development of a nonparentally administered therapeutic product for multiple sclerosis. During 1998, the Company is expected to receive $312,500 in research funding from Schering AG. The research funding due under the collaboration agreement between the Company and Schering AG will end on March 31, 1998. Schering AG has the right, at its election, to participate in the development and commercialization of the injectable dosage form of this therapeutic should such development and commercialization occur. The Company has no plans to develop this product in the future. If Schering AG elects to develop this product, it will be required to reimburse the Company for a significant portion of development costs incurred to date and will be obligated to make certain milestones payments to the Company upon achievement of development milestones. Schering AG has the right to terminate the collaboration agreement upon 30 days prior written notice to the Company. There can be no assurance that Schering AG will not terminate the collaboration agreement or that it will devote the resources necessary to develop and commercialize any products resulting from the collaboration.

     The Company has expended substantial funds for the research and development of its products, and will continue to expend substantial funds for further research and development, establishment of commercial-scale manufacturing capabilities, and the marketing of its products. The Company may seek to obtain additional funds for these purposes through equity or debt financings, collaborative arrangements with corporate partners, or from other sources. No assurance can be given that such additional funds will be available to the Company for such purposes on acceptable terms, if at all. Insufficient funds could require the Company to delay, scale back, or eliminate certain of its research and development programs or to license third parties to commercialize products or technologies that the Company would otherwise develop or commercialize itself. The Company anticipates that its existing capital resources will enable it to maintain its current and planned operations through at least December 31, 2000.

FUTURE OPERATING RESULTS

     This Annual Report on Form 10-K contains forward-looking statements. For this purpose, any statements contained herein that are not statements of historical fact may be deemed to be forward-looking statements. Without limiting the foregoing, the words "believes," "anticipates," "plans," expects," intends" and similar expressions are intended to identify forward-looking statements. There are a number of important factors that could cause the Company's actual results to differ materially from those indicated by such forward-looking statements. These factors include, without limitation, those set forth below, in the section titled "Business -- Factors Which May Affect Future Results" and elsewhere in this Annual Report on Form 10-K for the year ended December 31, 1997.

FACTORS WHICH MAY AFFECT FUTURE RESULTS

     Restructuring of Operations. In 1997, in connection with the reorganization of the Company's development plans, the Company suspended its ALLERVAX(R) CAT, ALLERVAX(R) RAGWEED and its injectable multiple sclerosis program. The Company announced that it would continue its technical efforts in two programs: vaccines for drugs of abuse and recombinant proteins directed to the diagnosis and treatment of allergic diseases. In addition, the Company continued research on a nonparental product for the treatment of multiple sclerosis in collaboration with Schering which will end on March 31, 1998. The Company is considering various strategic alternatives with respect to its business, including further restructuring of operations, acquisition of additional technology, strategic alliances, merger or sale or dissolution of the Company. There can be no assurance that the Company will successfully complete any further restructuring of operations, acquisition of additional technology, strategic alliance, merger or sale in a timely manner or at all, or that any such action would enhance the competitive position or future success of the Company. The Company would be required to resolve any claims of creditors before a distribution of all of the assets of the Company to stockholders.

     Development Stage of the Company's Products. None of the Company's product candidates have completed human clinical testing. All of the Company's product candidates will require significant additional research, development, preclinical and/or clinical testing, regulatory approval and an additional commitment of resources prior to their successful development and commercialization.

     Government Regulation. The production and marketing of the Company's products and its ongoing research and development activities are subject to regulation by numerous governmental authorities in the United States and other countries. The rigorous preclinical and clinical testing requirements and regulatory approval process can take a number of years and require the expenditure of substantial resources. Delays in obtaining regulatory approvals would adversely affect the marketing of products developed by the Company and the Company's ability to receive product revenues or royalties. In addition, the Company cannot predict the extent to which government regulations might have an adverse effect on the production and marketing of the Company's products. See "Business -- Government Regulation".

     Competition. The biotechnology and pharmaceutical industries are subject to rapid and significant technological change. Competitors of the Company in the United States and abroad are numerous and include, among others, major pharmaceutical and chemical companies, specialized biotechnology firms, universities and other research institutions. There can be no assurance that the Company's competitors will not succeed in developing technologies and products that are more effective than any which are being developed by the Company or which would render the Company's technology and products obsolete and noncompetitive. Many of these competitors have substantially greater financial and technical resources and production and marketing capabilities than the Company. In addition, many of the Company's competitors have significantly greater experience than the Company in preclinical testing and human clinical trials or pharmaceutical products and obtaining the United States Food and Drug Administration (FDA) and other regulatory approvals of products for use in health care. Accordingly, the Company's competitors may succeed in obtaining FDA approval for products more rapidly than the Company. If the Company commences significant commercial sales of its products, it will also be competing with respect to manufacturing efficiency and marketing capabilities, areas in which it has limited or no experience. See "Business -- Competition".

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

     In addition, the Company is aware of one issued European patent and one pending European patent application belonging to third parties which may adversely affect the Company's ability to commercialize, license, or sell its multiple sclerosis therapeutic candidate. If the claims contained in these patents are sustained, the Company may need to acquire licenses to those technologies in order to develop its multiple sclerosis therapeutic candidate in Europe. The cost or availability of licenses for these technologies is unknown. There may be additional domestic and foreign patent applications pending, of which the Company is unaware, and which may affect its ability to commercialize any of its products.

     Some of the Company's know-how and technology is not patentable. To protect its rights, the Company requires all employees, consultants, advisors and collaborators to enter into confidentiality agreements. There can be no assurance, however, that these agreements will provide meaningful protection for the Company's trade secrets, know-how or other proprietary information in the event of any unauthorized use or disclosure. Further, in the absence of patent protection, the Company's business may be adversely affected by competitors who independently develop substantially equivalent technology. See
"Business -- Patents and Proprietary Rights".

     Manufacturing and Marketing. The Company currently has no manufacturing, direct sales or marketing capability. If the Company elects to commercialize and market its products itself, the Company will need to develop these capabilities, and there can be no assurance that the Company will be successful in doing so. If the Company elects to commercialize any products with third parties, there can be no assurance that the Company will be successful in reaching satisfactory arrangements with such parties.

     Additional Financing Requirements and Access to Capital. ImmuLogic has funded its operations to date primarily through the sale of equity securities, sponsored research revenues, license payments and earnings on invested capital. The Company has expended substantial funds for the research and development of its products, and may in the future expend substantial funds for further research and development, establishment of commercial-scale manufacturing capabilities, and the marketing of its products. The Company may seek to obtain additional funds for these purposes through equity or debt financings, collaborative arrangements with corporate partners or from other sources. However, such additional funds may not be available to the Company for such purposes on acceptable terms, if at all. Insufficient funds could require the Company to delay, scale back or eliminate certain of its research and development programs or to license third parties to commercialize products or technologies that the Company would otherwise develop or commercialize itself. See "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Liquidity and Capital Resources".

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

     The Company bears the risk that an indemnifying party may not have the financial resources to fulfill its obligations. In addition, the Company could be materially and adversely affected if it were required to pay damages or incur defense expenses in connection with an indemnity claim or beyond the level of its insurance coverage. There is also no assurance that adequate product liability insurance will be available at acceptable cost, if at all, if and when the Company's products are commercialized.

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

     Relationship with Schering AG. The Company has entered into a collaboration agreement with Schering AG for the joint development and commercialization of the Company's peptide therapeutic to treat multiple sclerosis. All funding from Schering AG will be dedicated to the development of a nonparentally administered therapeutic product for multiple sclerosis. The Company will fund all clinical costs for the development of the injectable therapeutic product, including any clinical trials. Although Schering AG has the right, at its election, to participate in the development and commercialization of the injectable dosage form (in which event it would be required to provide additional research funding and make milestone payments after successful product demonstration relating to the injectable product), there can be no assurance that Schering AG will elect to participate. The research funding due under the collaboration agreement between the Company and Schering AG is due to end on March 31, 1998. Furthermore, Schering AG has the right to terminate the collaboration agreement upon 30 days prior written notice to the Company. There can be no assurance that Schering AG will not terminate the collaboration agreement, or that it will devote the resources necessary to develop and commercialize any products resulting from the collaboration.

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

NEW ACCOUNTING PRONOUNCEMENTS

     The Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 130 (SFAS 130) "Reporting Comprehensive Income" in June 1997. The statement requires changes in comprehensive income to be shown in a financial statement that is displayed with the same prominence as other financial statements and is effective for fiscal years beginning after December 31, 1997. The Company believes that the implementation of this statement will not have a material impact on the results of operations.

     SFAS 131 "Disclosures about Segments of an Enterprise and Related Information" was issued in June 1997 and is effective for fiscal years beginning after December 31, 1997. SFAS 131 establishes standards for reporting financial and descriptive information about an enterprise's operating segments in its annual financial statements and selected segment information in interim financial reports. The Company believes that the implementation of this statement will not have a material impact on the financial statements.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                       REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Stockholders of ImmuLogic Pharmaceutical Corporation

     We have audited the accompanying consolidated balance sheets of ImmuLogic Pharmaceutical Corporation (the "Company") as of December 31, 1997 and 1996, and the related consolidated statements of operations, cash flows and changes in stockholders' equity for each of the three years in the period ended December 31, 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of ImmuLogic Pharmaceutical Corporation as of December 31, 1997 and 1996, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 1997 in conformity with generally accepted accounting principles.

                                             /s/ COOPERS & LYBRAND L.L.P.
                                          --------------------------------------
                                                 COOPERS & LYBRAND L.L.P.

Boston, Massachusetts
February 3, 1998, except for the information in the last paragraph of Note D as to which the date is February 27, 1998

                      IMMULOGIC PHARMACEUTICAL CORPORATION

                          CONSOLIDATED BALANCE SHEETS

                                                                       DECEMBER 31,
                                                              ------------------------------
                                                                  1997             1996
                                                              -------------    -------------
                                           ASSETS
Current assets:
  Cash and cash equivalents.................................  $   8,436,836    $  23,742,140
  Short-term investments....................................     19,068,242       30,880,824
  Prepaid expenses and other current assets.................        561,132          625,128
                                                              -------------    -------------
          Total current assets..............................     28,066,210       55,248,092
Property and equipment, net.................................      6,684,801        8,932,660
Long-term investments.......................................     24,788,175       15,423,981
Other assets................................................         48,790           48,790
                                                              -------------    -------------
          Total assets......................................  $  59,587,976    $  79,653,523
                                                              =============    =============

                                        LIABILITIES
Current liabilities:
  Accounts payable..........................................  $     539,243    $     789,331
  Accrued expenses (Note F).................................      4,654,593        6,513,391
  Other current liabilities.................................         50,000           50,000
                                                              -------------    -------------
          Total current liabilities.........................      5,243,836        7,352,722
Long-term liabilities.......................................        325,000          375,000
                                                              -------------    -------------
          Total liabilities.................................  $   5,568,836    $   7,727,722
                                                              -------------    -------------
Commitments(Notes D, E, J, K)

                                    STOCKHOLDERS' EQUITY
Preferred stock, $.01 par value; 1,000,000 shares
  authorized; no shares issued or outstanding...............             --               --
Common stock, $.01 par value; 40,000,000 shares authorized;
  20,340,727 and 20,224,516 shares issued and outstanding at
  December 31, 1997 and 1996, respectively..................  $     203,407    $     202,245
Additional paid-in-capital..................................    185,250,346      185,039,606
Accumulated deficit.........................................   (131,434,613)    (113,316,050)
                                                              -------------    -------------
          Total stockholders' equity........................     54,019,140       71,925,801
                                                              -------------    -------------
          Total liabilities and stockholders' equity........  $  59,587,976    $  79,653,523
                                                              =============    =============

   The accompanying notes are an integral part of the consolidated financial statements.

                      IMMULOGIC PHARMACEUTICAL CORPORATION

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                                             YEARS ENDED DECEMBER 31,
                                                   --------------------------------------------
                                                       1997            1996            1995
                                                   ------------    ------------    ------------
Revenues:
  License fees...................................            --              --    $  5,000,000
  Sponsored research revenues....................  $  2,048,672    $  2,239,340       2,758,121
  Other revenues.................................            --       7,000,000              --
                                                   ------------    ------------    ------------
          Total revenues.........................     2,048,672       9,239,340       7,758,121
                                                   ------------    ------------    ------------
Operating expenses:
  Proprietary research and development...........    14,615,582      24,061,291      22,096,555
  Sponsored research and development.............     2,486,984       1,820,929       2,612,061
  General administrative.........................     6,389,593       6,829,889       6,433,344
                                                   ------------    ------------    ------------
          Total operating expenses...............    23,492,159      32,712,109      31,141,960
                                                   ------------    ------------    ------------
Operating loss...................................   (21,443,487)    (23,472,769)    (23,383,839)
Interest income..................................     3,324,924       4,602,884       4,233,191
                                                   ------------    ------------    ------------
Net loss.........................................  $(18,118,563)   $(18,869,885)   $(19,150,648)
                                                   ============    ============    ============
Basic and diluted net loss per common share......  $      (0.89)   $      (0.93)   $      (1.12)
                                                   ============    ============    ============
Weighted average number of common shares
  outstanding....................................    20,273,315      20,206,004      17,034,565
                                                   ============    ============    ============

   The accompanying notes are an integral part of the consolidated financial statements.

                      IMMULOGIC PHARMACEUTICAL CORPORATION

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                             YEARS ENDED DECEMBER 31,
                                                   --------------------------------------------
                                                       1997            1996            1995
                                                   ------------    ------------    ------------
Cash flows for operating activities:
  Net loss.......................................  $(18,118,563)   $(18,869,885)   $(19,150,648)
  Adjustments to reconcile net loss to net cash
     used in operating activities:
     Depreciation and amortization...............     2,447,378       2,786,851       3,050,605
     Write-off of leasehold improvements.........       443,881              --         945,000
     Shares issued for 401(k) employer match.....       134,515         150,963         144,360
     Compensation expense........................         7,557              --              --
     Gain on sale of equipment...................       (13,765)        (18,828)        (48,842)
Changes in assets and liabilities:
  Prepaid expenses and other current assets......        63,996         106,374          22,302
  Other assets...................................            --           4,800           3,694
  Accounts payable and accrued expenses..........    (2,108,886)       (266,438)        281,457
  Other current and long-term liabilities........       (50,000)        (50,000)        (50,000)
                                                   ------------    ------------    ------------
          Total adjustments......................       924,676       2,713,722       4,348,576
                                                   ------------    ------------    ------------
Net cash used in operating activities............   (17,193,887)    (16,156,163)    (14,802,072)
Cash flows from investing activities:
  Purchase of equipment..........................      (629,104)       (653,613)       (898,151)
  Purchase of leasehold improvements.............       (15,661)        (27,368)       (978,506)
  Proceeds from sale of equipment................        15,130          18,828         608,500
  Purchase of short-term investments.............   (39,206,494)    (59,995,778)    (76,530,629)
  Redemption of short-term investments...........    51,019,076      71,036,259      70,711,444
  Purchase of long-term investments..............   (24,294,056)     (5,965,026)    (24,809,476)
  Redemption of long-term investments............    14,929,862      15,513,339       6,039,556
                                                   ------------    ------------    ------------
Net cash provided by (used in) investing
  activities.....................................     1,818,753      19,926,641     (25,857,262)
Cash flows from financing activities:
  Issuance of common stock.......................            --              --      45,701,500
  Exercise of stock options......................        69,830         904,869         416,633
                                                   ------------    ------------    ------------
Net cash provided by financing activities........        69,830         904,869      46,118,133
                                                   ------------    ------------    ------------
Net (decrease) increase in cash and cash
  equivalents....................................   (15,305,304)      4,675,347       5,458,799
Cash and cash equivalents at beginning of
  period.........................................    23,742,140      19,066,793      13,607,994
                                                   ------------    ------------    ------------
Cash and cash equivalents at end of period.......  $  8,436,836    $ 23,742,140    $ 19,066,793
                                                   ============    ============    ============



   The accompanying notes are an integral part of the consolidated financial statements.

                      IMMULOGIC PHARMACEUTICAL CORPORATION

           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

                                 NO. OF SHARES OF    COMMON      ADDITIONAL        DEFERRED      ACCUMULATED
                                   COMMON STOCK      STOCK     PAID-IN CAPITAL   COMPENSATION      DEFICIT       TOTAL STOCK-
                                 ----------------   --------   ---------------   ------------   -------------   ---------------
BALANCE AT DECEMBER 31, 1994...     15,020,459      $150,205    $137,653,747      $(224,324)    $ (75,295,517)    $62,284,111
                                    ----------      --------    ------------      ---------     -------------     -----------
Issuance of common stock.......      4,802,345       48,023       45,653,477                                       45,701,500
Exercise of common stock
  options......................         92,363          924          415,709                                          416,633
401(k) employer match..........          9,304           93           73,175                                           73,268
Amortization of deferred
  compensation.................                                                     210,324                           210,324
Net loss.......................                                                                   (19,150,648)    (19,150,648)
                                    ----------      --------    ------------      ---------     -------------     -----------
BALANCE AT DECEMBER 31, 1995...     19,924,471      199,245      183,796,108        (14,000)      (94,446,165)     89,535,188
                                    ----------      --------    ------------      ---------     -------------     -----------
Exercise of common stock
  options......................        287,599        2,876          901,993                                          904,869
401(k) employer match..........         12,446          124          150,839                                          150,963
Acceleration of stock
  options......................                                      190,666       (190,666)
Amortization of deferred
  compensation.................                                                     204,666                           204,666
Net loss.......................                                                                   (18,869,885)    (18,869,885)
                                    ----------      --------    ------------      ---------     -------------     -----------
BALANCE AT DECEMBER 31, 1996...     20,224,516      202,245      185,039,606             --      (113,316,050)     71,925,801
                                    ----------      --------    ------------      ---------     -------------     -----------
Exercise of common stock
  options......................         85,947          859           68,971                                           69,830
401(k) employer match..........         30,264          303          134,212                                          134,515
Compensation expense...........                                        7,557                                            7,557
Net loss.......................                                                                   (18,118,563)    (18,118,563)
                                    ----------      --------    ------------      ---------     -------------     -----------
BALANCE AT DECEMBER 31, 1997...     20,340,727      $203,407    $185,250,346             --     $(131,434,613)    $54,019,140
                                    ==========      ========    ============      =========     =============     ===========



   The accompanying notes are an integral part of the consolidated financial statements.

                      IMMULOGIC PHARMACEUTICAL CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

A.  NATURE OF BUSINESS

     ImmuLogic Pharmaceutical Corporation (ImmuLogic or the Company) is a biopharmaceutical company developing novel products with a primary emphasis on the immunological treatment of addiction and the diagnosis and treatment of allergies. ImmuLogic's technological approach is based on proprietary discoveries and an advanced understanding of the molecular events controlling the human immune system. Since inception, the Company has not derived any revenues from the sale of products and has incurred significant operating losses. The Company recently redefined its priorities for product development and plans to focus most of its resources in 1998 on the clinical development of vaccines for the management of cocaine and nicotine addiction research and research around its recombinant protein therapeutics for the diagnosis and treatment of allergic diseases. The Company is subject to risks common to companies in the biotechnology industry including, but not limited to, development by the Company or its competitors of new technological innovations, dependence on key personnel, protection of proprietary technology, and compliance with FDA government regulations and approval requirements.

     The Company is considering various strategic alternatives with respect to its business including further restructuring of operations, acquisition of additional technology, strategic alliances, sale or merger or dissolution of the Company. There can be no assurance that the Company will be successful in implementing any further restructuring, strategic alliance, acquisition of additional technology, merger or sale in a timely manner or at all, or that any such action would enhance the competitive position or future success of the Company.

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

  Short-term Investments

     Short-term investments, with a maturity of more than three months but less than twelve months when purchased, consisted of high-grade commercial paper ($12,649,000), and U.S. government sponsored agency notes ($6,419,000) at December 31, 1997, and high-grade commercial paper ($28,437,000) and a U.S. government treasury bill ($2,444,000) at December 31, 1996. Short-term investments are stated at amortized cost plus accrued interest, which approximates market value.

                      IMMULOGIC PHARMACEUTICAL CORPORATION

  Long-term Investments

     Long-term investments, with a maturity of more than twelve months when purchased, consisted of high-grade commercial paper ($20,415,000) and highly-liquid bank certificates of deposit ($4,373,000) at December 31, 1997 and highly-liquid bank certificates of deposit ($6,188,000), high-grade commercial paper ($5,182,000) and U.S. government sponsored agency notes ($4,054,000) at December 31, 1996. Long-term investments are stated at amortized cost plus accrued interest, which approximates market value.

     The amortized cost plus accrued interest, which approximates market value, of securities "held-to-maturity" by contractual maturity at December 31, 1997 is as follows:

                                                              HELD-TO-MATURITY
                                                              ----------------
Due within one year.........................................    $30,759,000
Due after one year through five years.......................     18,924,000
                                                                -----------
Total cash and cash equivalents and investments.............    $49,683,000
                                                                ===========

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

     The measurement of deferred tax assets is reduced by a valuation allowance if, based upon weighted available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized.

  Net Loss per Common Share

     Effective December 31, 1997, the Company adopted Statement of Financial Accounting Standards No. 128 (SFAS) "Earnings Per share," which requires the disclosure of Basic Earnings per Common Share

                      IMMULOGIC PHARMACEUTICAL CORPORATION
and Diluted Earnings per Common Share for all periods presented. The basic loss per common share is computed based upon the weighted average number of common shares outstanding. The Company had 1,993,218, 2,750,000 and 2,852,000 options outstanding at December 31, 1997, 1996 and 1995, respectively. These options have not been included in the calculation of dilutive common equivalent shares however, since the effect of their inclusion would be anti-dilutive. As a result, adoption of SFAS 128 has not affected the amounts previously reported in any period.

  Reclassifications

     Certain amounts in 1996 and 1995 have been reclassified to conform to the 1997 presentation.

  New Accounting Pronouncements

     The Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 130 (SFAS 130) "Reporting Comprehensive Income" in June 1997. The statement requires changes in comprehensive income to be shown in a financial statement that is displayed with the same prominence as other financial statements and is effective for fiscal years beginning after December 31, 1997. The Company believes that the implementation of this statement will not have a material impact on the financial statements.

     SFAS 131 "Disclosures about Segments of an Enterprise and Related Information" was issued in June 1997 and is effective for fiscal years beginning after December 31, 1997. SFAS 131 established standards for reporting financial and descriptive information about an enterprise's operating segments in its annual financial statements and selected segment information in interim financial reports. The Company believes that the implementation of this statement will not have a material impact on the financial statements.

  Year 2000

     The Company does not expect costs incurred with the Year 2000 conversion to be material.

C.  PROPERTY AND EQUIPMENT

     At December 31, 1997 and 1996, property and equipment consisted of:

                                                              1997            1996
                                                          ------------    ------------
Leasehold improvements..................................  $  9,650,314    $  9,634,653
Laboratory equipment....................................     8,585,267       8,012,674
Furniture and fixtures..................................       719,310         700,931
Office equipment........................................       944,063         943,551
                                                          ------------    ------------
                                                          $ 19,898,954    $ 19,291,809
Less accumulated depreciation and amortization..........   (13,214,153)    (10,359,149)
                                                          ------------    ------------
Property and equipment, net.............................  $  6,684,801    $  8,932,660
                                                          ============    ============

     Depreciation and amortization expense associated with property and equipment was approximately $2,447,000, $2,582,000, and $2,840,000 in 1997,
1996, and 1995, respectively.

D.  RESTRUCTURING OF OPERATIONS

     During 1997, the Company restructured its operations, discontinuing further clinical trials of its ALLERVAX(R) CAT and RAGWEED programs and concentrating future efforts on the clinical development of vaccines for the management of cocaine and nicotine addiction and research around its recombinant protein therapeutics for the diagnosis and treatment of allergic diseases.

                      IMMULOGIC PHARMACEUTICAL CORPORATION

     As a result of this action, the Company downsized its workforce during 1997 and incurred $3,147,000 in severance costs for the termination of 66 employees, including $1,054,000 paid in accordance with the severance agreement entered into with the Former Chairman of the Board and scientific founder of the Company. Total employees of the Company decreased from 151 at December 31, 1996 to 27 as of March 1, 1998 as a result of the above mentioned 66 terminations and an additional 58 voluntary terminations. At December 31, 1997, remaining accrued expenses related to unpaid severance liabilities totaled $1,725,000, the majority of which will be paid out in 1998.

     In addition, as a result of the downsizing, the Company entered into a sub-lease agreement for its Waltham, Massachusetts facility effective February 27, 1998, with the entire facility being subleased effective October 1, 1998. The sublease agreement covers the Company's future obligations due after September 30, 1998 under this lease. A non-cash charge of $444,000 was incurred during 1997 for the writedown of all of the Company's leasehold improvements to net realizable value in accordance with the provisions of SFAS 121 "Impairment of Long-Lived Assets". The Company is currently planning for the sale of the majority of the equipment and furniture contained in the Waltham, Massachusetts facility and is in the process of locating new space to accommodate its current level of operations.

E.  PALO ALTO FACILITY CONSOLIDATION

     In 1995, the Company consolidated its research operations resulting in the closure of the Company's research facility in Palo Alto, California. The closure of the Palo Alto facility resulted in exit costs of $2,130,000, consisting of $430,000 for termination benefits, $945,000 for the write-down of leasehold improvements, $610,000 for rent payments and expenses during shutdown, and $145,000 for other exit costs. Exit costs related to non-cash items were $1,050,000, primarily for the writedown of leasehold improvements to estimated net realizable value. In addition, the Company has entered into sub-lease agreements for the Palo Alto, California facility that cover its remaining lease obligations which expire in March 1999. At December 31, 1997 amounts remaining in accrued expenses relating to the shutdown totaled $353,000, primarily for the loss resulting from subtenant lease payments to be received over the remainder of the lease.

F.  ACCRUED EXPENSES

     At December 31, 1997 and 1996, accrued expenses consisted of:

                                                        1997          1996
                                                     ----------    ----------
Payroll and payroll taxes..........................  $1,796,047    $1,239,791
Rent...............................................   1,015,756     1,063,448
Clinical trials....................................     535,524     1,355,450
Consulting.........................................     278,216       308,935
Legal and audit....................................     203,195       424,924
Drug supply........................................      72,117       457,295
Other..............................................     753,738     1,663,548
                                                     ----------    ----------
Total accrued expenses.............................  $4,654,593    $6,513,391
                                                     ==========    ==========

G.  AGREEMENT WITH HOECHST MARION ROUSSEL

     In February 1992, the Company entered into a collaboration agreement with Hoechst Marion Roussel, Inc. (HMR) (formerly Marion Merrell Dow, Inc.) relating to the worldwide development and commercialization of the Company's family of five injectable ALLERVAX(R) allergy therapeutic products (the Collaboration Agreement). In March 1995, the Company and HMR signed a letter agreement for the joint manufacture of ALLERVAX(R) products. On March 7, 1996, HMR notified the Company that it was withdrawing from the

                      IMMULOGIC PHARMACEUTICAL CORPORATION

Collaboration Agreement, effective September 7, 1996. The Company and HMR worked together to effect an orderly transition of responsibilities as the ALLERVAX(R) program shifted entirely to the Company. On October 30, 1996, the Company received a payment in the amount of $7,000,000, resolving all obligations relating to the program in a manner agreeable to both the Company and HMR. In addition, HMR transferred ALLERVAX(R) CEDAR and MITE peptide inventories to the Company to be used in future product development activities. No value has been attributed to these peptides as the Company is still considering plans to develop these programs beyond the research stage. Under the terms of the Collaboration Agreement, upon termination of the collaboration, the Company regained all rights to the Company's ALLERVAX(R) allergy program including all injectable and oral therapeutics and complimentary recombinant allergy diagnostics.

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

H.  AGREEMENT WITH SCHERING AG

     In March 1995, the Company signed a collaboration agreement with Schering AG for the joint development and commercialization of the Company's peptide therapeutic to treat multiple sclerosis. Under this agreement, the Company would have received up to $7,500,000 in research support ($5,625,000 of which had been received through December 31, 1997) and up to $20,000,000 in milestone payments. The Company would pay one-third of the costs associated with clinical development and would receive a royalty on net sales, if any. During 1996, the parties agreed in concept to changes in the collaboration agreement under which milestone payments were restructured to payments made after successful product demonstration and research support funding from Schering AG during 1997 was reduced from $2,500,000 to $1,250,000. This funding was dedicated exclusively to the development of a nonparenterally administered therapeutic product for multiple sclerosis. If the Company decides to move forward, the Company will fund all clinical development costs for the injectable therapeutic product for multiple sclerosis. During 1998, the Company is expected to receive $312,500 in research funding from Schering AG. The research funding due under the collaboration agreement between the Company and Schering AG will end on March 31, 1998. Schering AG has the right, at its election, to participate in the development and commercialization of the injectable dosage form of this therapeutic should such development and commercialization occur. The Company has no plans to develop this product in the future. If Schering AG elects to develop this product, it will be required to reimburse the Company for a significant portion of development costs incurred to date and will be obligated to make certain milestone payments to the Company upon achievement of development milestones. Schering AG has the right to terminate the collaboration agreement upon 30 days prior written notice to the Company.

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

I.  STOCKHOLDERS' EQUITY

  Common Stock

     At December 31, there were 20,340,727 and 20,224,516 common shares outstanding for the years 1997 and 1996, respectively.

                      IMMULOGIC PHARMACEUTICAL CORPORATION

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

     Preferred Stock purchasable upon exercise of the Rights will not be redeemable. Each share of Preferred Stock will be entitled to a minimum preferential quarterly dividend payment of $10 per share and will be entitled to an aggregate dividend of 1,000 times the dividend declared per share on Common Stock. In the event of liquidation, the holders of the Preferred Stock will be entitled to a minimum preferential liquidation payment of $1,000 per share and will be entitled to an aggregate payment of 1,000 times the payment made per share of Common Stock. Each share of Preferred Stock will have 1,000 votes, voting together with the Common Stock. Finally, in the event of any merger, consolidation, or other transaction in which Common Stock is exchanged, each share of Preferred Stock will be entitled to receive 1,000 times the amount received per share of Common Stock. These rights are subject to adjustment for any stock split, stock dividend, recapitalization, or similar event. At December 31, 1997, 20,340,727 preferred stock purchase rights were outstanding.

  Stock Options

     The Company has several stock option plans under which incentive and nonqualified stock options to purchase a total of 3,969,169 shares (net of expirations) shares of Common Stock may be granted to employees, outside directors and consultants. The options are generally granted at fair market value on the date of the grant, generally vest ratably over a three, four or five year period and expire ten years from the date of grant. At December 31, 1997, there were 2,487,468 shares of Common Stock reserved for issuance under all the Company's stock option plans.

                      IMMULOGIC PHARMACEUTICAL CORPORATION

     SFAS 123, "Accounting for Stock-Based Compensation" requires that companies either recognize compensation expense for grants of stock, stock options, and other equity instruments based on fair value, or provide pro forma disclosure of net income and earnings per share in the notes to the financial statements. The Company has adopted the disclosure provisions of SFAS 123 in 1996 and has applied APB Opinion 25 and related Interpretations in accounting for its plans. Accordingly, no compensation cost has been recognized for its employee and outside director stock options. Had compensation costs for the Company's employee and director stock-based compensation plans been determined based on the fair value at the grant dates as calculated in accordance with SFAS 123, the Company's net loss and basic and diluted net loss per share for the years ended December 31, 1997, 1996 and 1995 would have been as follows:

                                      1997                       1996                       1995
                             -----------------------    -----------------------    -----------------------
                                           NET LOSS                   NET LOSS                   NET LOSS
                              NET LOSS     PER SHARE     NET LOSS     PER SHARE     NET LOSS     PER SHARE
                             ----------    ---------    ----------    ---------    ----------    ---------
                             IN (000'S)                 IN (000'S)                 IN (000'S)
As Reported................   $(18,119)     $(0.89)      $(18,870)     $(0.93)      $(19,151)     $(1.12)
                              ========      ======       ========      ======       ========      ======
Proforma...................   $(19,227)     $(0.95)      $(20,740)     $(1.03)      $(19,534)     $(1.15)
                              ========      ======       ========      ======       ========      ======

     The effects of applying SFAS 123 in this proforma disclosure are not likely to be representative of the effects on reported net income for future years. SFAS 123 does not apply to awards granted prior to 1995 and additional awards are anticipated in future years.

     The fair value of each stock option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions: an expected life of approximately 4 years, expected volatility of 63%, a dividend yield of 0% and a risk-free interest rate of 6.5%, 6.3% and 6.2% for the years ended December 31, 1997, 1996 and 1995 respectively.

     From inception through December 31, 1997, the Company has granted options for 3,474,919 shares (net of cancellations) under all its stock option plans, of which options for 1,481,701 shares have been exercised. In 1996, 247,500 shares under the stock option plans were accelerated in connection with the resignation of three executive officers of the Company. Accordingly, an increase in deferred compensation and additional paid-in-capital in the amount of $190,666 in total for all officers to recognize the acceleration was recorded as of the resignation date of each officer.

     The Company's stock option plan activity is summarized as follows:

                                                                            WEIGHTED
                                                                            AVERAGE
                                                                NUMBER      EXERCISE
                                                              OF OPTIONS     PRICE
                                                              ----------    --------
OUTSTANDING AT DECEMBER 31, 1994............................   2,175,573     $ 7.63
  Granted during 1995.......................................     993,500       9.72
  Exercised during 1995.....................................     (92,363)      4.51
  Canceled during 1995......................................    (224,238)     10.69
                                                              ----------     ------
OUTSTANDING AT DECEMBER 31, 1995............................   2,852,472       8.21
  Granted during 1996.......................................     596,250      10.07
  Exercised during 1996.....................................    (287,599)      3.72
  Canceled during 1996......................................    (410,900)      8.26
                                                              ----------     ------
OUTSTANDING AT DECEMBER 31, 1996............................   2,750,223       9.12
  Granted during 1997.......................................     549,650       4.09
  Exercised during 1997.....................................     (85,947)       .81
  Canceled during 1997......................................  (1,220,708)      8.87
                                                              ----------     ------
OUTSTANDING AT DECEMBER 31, 1997............................   1,993,218     $ 8.25
                                                              ==========     ======

                      IMMULOGIC PHARMACEUTICAL CORPORATION

     There were 1,524,870, 1,342,401, and 837,629 options exercisable for the years ended December 31, 1997, 1996, and 1995, respectively. The weighted average fair value of the options granted during 1997, 1996 and 1995, as calculated using the Black-Scholes option pricing model, were estimated at $2.20, $5.47 and $5.35, respectively.

     The following table summarizes information about stock options outstanding at December 31, 1997:

                   OPTIONS OUTSTANDING                                 OPTIONS
----------------------------------------------------------   ----------------------------
                              WEIGHTED-
                               AVERAGE
  RANGE OF                    REMAINING       WEIGHTED-                      WEIGHTED-
  EXERCISE       NUMBER      CONTRACTUAL       AVERAGE         NUMBER         AVERAGE
   PRICES      OUTSTANDING   LIFE (YEARS)   EXERCISE PRICE   EXERCISABLE   EXERCISE PRICE
-------------  -----------   ------------   --------------   -----------   --------------
$ 0.25-$ 5.00     474,018        9.21           $ 3.92          256,232        $ 3.86
  5.01- 10.00     971,500        6.78             7.79          814,398          7.73
 10.01- 15.00     495,700        6.95            12.12          403,315         12.16
 15.01- 20.25      52,000        7.76            19.24           50,925         19.25
                ---------        ----           ------        ---------        ------
$ 0.25-$20.25   1,993,218        7.43           $ 8.25        1,524,870        $ 8.64
                =========        ====           ======        =========        ======

     Although the majority of the Company's stock options outstanding have an exercise price in excess of the fair market value of the Company's stock at December 31, 1997, total proceeds to the Company if all stock options were exercised would be $13,170,000.

J.  LICENSE AGREEMENT

     In May 1987, the Company entered into an agreement with the Massachusetts Institute of Technology (MIT) under which the Company was granted a worldwide, exclusive license under certain patent applications. In connection with the license grant, the Company issued 185,000 shares of its Common Stock at a price of $.01 per share and made a payment of $250,000 to MIT. The license agreement, as amended, calls for royalties to be paid on the sale of products using the technology covered by the patents and for an additional payment of $750,000, $125,000 of which was paid in April 1992 and the remainder to be paid in annual installments of $50,000, beginning in April 1993 and ending in April 2005, subject to an acceleration provision tied to the allowance of certain pending patent claims. At December 31, 1997, the financial statements included $50,000 in other current liabilities and $325,000 in long-term liabilities related to the license agreement.

K.  LEASE COMMITMENTS

     In September 1992, the Company entered into an operating lease agreement for a headquarters and research and development facility in Waltham, Massachusetts. This lease agreement expires in August 2002 and is renewable at the Company's option for up to the three additional five-year periods. Under the terms of this lease, the Company is obligated to pay its prorated share of common operating expenses and real estate taxes as well as base rent (see Note
D).

     With respect to the Company's operating lease for its Palo Alto, California research facility, which expires in March 1999, the Palo Alto research facility was sub-leased under two agreements, which cover the Company's future obligations under this lease.

     Rental expense incurred under all of the Company's operating lease agreements was $1,704,000, $1,595,000 and $2,310,000 in 1997, 1996, and 1995,
respectively.

                      IMMULOGIC PHARMACEUTICAL CORPORATION

     Future minimum lease payments for the respective years ended December 31 are as follows:

                                                OPERATING LEASES
                                                ----------------
1998..........................................    $ 1,931,076
1999..........................................      1,439,217
2000..........................................      1,282,876
2001..........................................      1,311,348
2002..........................................        874,232
After 2002....................................             --
                                                  -----------
Minimum lease payments........................    $ 6,838,749
Sub-leases for the Waltham facility...........     (5,374,970)
Sub-leases for the Palo Alto facility.........       (858,000)
                                                  -----------
Net minimum lease payments....................    $   605,779
                                                  ===========

L.  EMPLOYEE BENEFITS

     The Company has a 401(k) savings plan (the Plan) which is available to all of its qualified permanent employees. Participants may contribute up to 15 percent of their annual compensation to the Plan, subject to certain limitations. The employer match to the Plan is in the form of Company Common Stock and is calculated as the lesser of up to one-half of six percent of a participant's total compensation or $2,000 annually in value of Common Stock. The fair market value on the date of issuance of the Common Stock pursuant to the matching contributions totaled approximately $90,000, $158,000 and $144,000 in 1997, 1996 and 1995, respectively.

M.  INCOME TAXES

     At December 31, 1997 the Company had available for federal income tax purposes net operating loss carryforwards of approximately $130,000,000 expiring in the years 2002 through 2012, which are available to reduce future federal income taxes. The Company also has available research and experimentation tax credits of approximately $3,700,000 at December 31, 1997, expiring in the years 2002 through 2012. The net operating loss carryforwards are subject to limitation in any given year in the event of certain events, including significant changes in ownership. The Company has established a valuation reserve against the entire deferred tax asset arising from these carryforwards due to the uncertainty of earning sufficient taxable income and accordingly, has not given recognition to these tax benefits in the accompanying financial statements. The Company has been in a tax loss position since inception. As a result, the effective tax rate for the Company is 0%.

     Significant components of the Company's deferred tax assets are as follows:

                                                              DECEMBER 31,
                                                      ----------------------------
                                                          1997            1996
                                                      ------------    ------------
Deferred tax assets:
     Net operating loss carryforwards...............  $ 51,879,838    $ 45,107,906
     Depreciation...................................     2,621,384       1,897,273
     Accrued expenses...............................       324,653         472,484
     MIT license agreement..........................       150,000         170,000
     Gain/loss on sale of equipment.................      (209,177)       (209,177)
     Other..........................................        31,132          30,064
                                                      ------------    ------------
Total deferred tax assets...........................    54,797,830      47,468,550
Valuation allowance.................................   (54,797,830)    (47,468,550)
                                                      ------------    ------------
Net deferred tax assets.............................  $         --    $         --
                                                      ============    ============

ITEM 9.  CHANGES IN AND DISAGREEMENTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The information required by this item is incorporated by reference from the section titled "Election of Directors" in the definitive proxy statement for the Company's 1998 Annual Meeting of Stockholders ("1998 Proxy Statement"), which the Company intends to file with the Securities and Exchange Commission (the "Commission") no later than April 30, 1998.

     Information relating to the Company's executive officers as of March 12, 1998 is furnished in Part I hereof under a separate unnumbered caption titled "Executive Officers of the Registrant."

ITEM 11.  EXECUTIVE COMPENSATION

     The information required by this item is incorporated by reference from the section titled "Executive Compensation" in the Company's 1998 Proxy Statement, which the Company intends to file with the Commission no later than April 30, 1998.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The information required by this item is incorporated by reference from the section titled "Security Ownership of Certain Beneficial Owners and Management" and "Election of Directors" in the Company's 1998 Proxy Statement, which the Company intends to file with the Commission no later than April 30, 1998.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The information required by this item is incorporated by reference from the section titled "Certain Transactions" in the Company's 1998 Proxy Statement, which the Company intends to file with the Commission no later than April 30, 1998.

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

     (A)  Documents filed as part of this report:

     1. FINANCIAL STATEMENTS

     The following financial statements and supplementary data are included in
Part II Item 8 filed as part of this Form 10-K:


Report of Independent Accounts
Consolidated Balance Sheets as of December 31, 1997 and 1996
Consolidated Statements of Operations for the years ended
  December 31, 1997, 1996 and 1995
Consolidated Statements of Cash Flows for the years ended
  December 31, 1997, 1996 and 1995
Consolidated Statements of Changes in Stockholders' Equity
  for the years ended December 31, 1997, 1996 and 1995
Notes to Consolidated Financial Statements

     2. FINANCIAL STATEMENT SCHEDULES

     The Financial Statement Schedules have been omitted because they are either not applicable or the required information is included in the Consolidated Financial Statements or Notes thereto.

     3. EXHIBITS REQUIRED BY ITEM 601 OF REGULATION S-K

     The Exhibit Index is set forth on page 33 of this Form 10-K immediately preceding the exhibits filed as part of this annual report on Form 10-K and is incorporated by reference herein.

     (B) Reports filed on Form 8-K for the quarter ended December 31, 1997.

     On November 26, 1997, the Company filed with the Securities and Exchange Commission a Current Report on Form 8-K relating to the restructuring of the Company's operations.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          IMMULOGIC PHARMACEUTICAL CORPORATION

                                          By:      /s/ J. JOSEPH MARR
                                            ------------------------------------
                                                       J. Joseph Marr
                                             President, Chief Operating Officer

Date: March   , 1998

     Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

             SIGNATURE                      DATE                        TITLE
             ---------                      ----                        -----

        /s/ J. JOSEPH MARR             March 12, 1998    President, Chief Operating Officer
-----------------------------------                      (Principal Executive Officer)
          J. Joseph Marr

      /s/ J. RICHARD CROWLEY           March 12, 1998    Chief Financial Officer
-----------------------------------                      (Principal Financial Officer)
        J. Richard Crowley

      /s/ C. GARRISON FATHMAN          March 12, 1998    Director
-----------------------------------
        C. Garrison Fathman

       /s/ SAMUEL C. FLEMING           March 12, 1998    Director
-----------------------------------
         Samuel C. Fleming

       /s/ PAUL A. FRIEDMAN            March 12, 1998    Director
-----------------------------------
         Paul A. Friedman

      /s/ CARL S. GOLDFISCHER          March 12, 1998    Director
-----------------------------------
        Carl S. Goldfischer

     /s/ GERALDINE A. HENWOOD          March 12, 1998    Director
-----------------------------------
       Geraldine A. Henwood

        /s/ RICHARD F. POPS            March 12, 1998    Director
-----------------------------------
          Richard F. Pops

                                 EXHIBIT INDEX

                      IMMULOGIC PHARMACEUTICAL CORPORATION
                                 ANNUAL REPORT
                               FORM 10-K -- 1997

EXHIBIT NO.                           DESCRIPTION
-----------                           -----------
     3.01(16) Restated Certificate of Incorporation of the Registrant, as
              amended.
     3.02(1)  Amended and Restated By-laws of the Registrant.
     4.01(1)  Specimen certificate for shares of the Registrant's Common
              Stock.
     4.02(1)  Description of capital stock (contained in the Restated
              Certificate of Incorporation the Registrant, as amended,
              filed as Exhibit 3.01)
   +10.01(1)  License Agreement between the Registrant and Massachusetts
              Institute of Technology, dated as of April 3, 1987 (the "MIT
              Agreement").
    10.02(3)  Amendment, dated November 1, 1991, to MIT Agreement.
    10.03(5)  Amendment, dated October 1, 1992, to MIT Agreement.
   +10.04(7)  Amendment, dated April 1, 1994, to the MIT Agreement.
    10.05(1)  Research Collaboration and License Agreement between the
              Registrant and Merck & Co., Inc., dated September 29, 1989 (
              the "Merck Agreement").
    10.06(5)  Amendment, dated June 29, 1992, to the Merck Agreement.
    10.07(1)  Agreement between the Registrant and the University of North
              Carolina, dated July 27, 1989.
   +10.08(1)  License Agreement and Sponsored Research Agreement between the Registrant and the University of Melbourne, dated
              December 15, 1989.
    10.09(9)  Agreement to Vary Licensed and Sponsored Research Agreement,
              dated December 15, 1992, between the Registrant and The
              University of Melbourne.
   +10.10(1)  Agreement between the Registrant and Princess Margaret
              Children's Medical Research Foundation (Inc.) ("Princess
              Margaret"), dated June 1, 1990.
    10.11(1)  Series C Convertible Preferred Stock Purchase Agreement
              between the Registrant and certain Series C Preferred Stock
              Purchasers, dated October 4, 1989.
   *10.12(1)  Amended and Restated 1987 Stock Option Plan, as amended.
   *10.13(5)  1993 Director's Stock Option Plan.
    10.14(1)  Lease Agreement between the Registrant and 855 Cal
              Associates for the lease of premises at 855 California
              Avenue, Palo Alto, California, dated December 12, 1988.
    10.15(5)  Lease Agreement, dated March 12, 1992, between the
              Registrant and 855 Cal Associates for the lease of premises at 855 California Avenue, Palo Alto, California.
    10.16(3)  Office Lease, dated November 13, 1991, between the
              Registrant and Lincoln Street Trust.
    10.17(2)  Stock Purchase Agreement, dated November 20, 1991, between
              Registrant and Marion Merrell Dow, Inc.
    10.18(10) Amendment effective December 12, 1994 to the Stock Purchase
              Agreement, dated November 20, 1991, between the Registrant and Marion Merrell Dow, Inc.
   +10.19(4)  Research Collaboration Agreement, dated February 14, 1992, between the Registrant and Marion Merrell Dow, Inc.
   +10.20(10) Letter Agreement, dated March 2, 1995 between the Registrant and Marion Merrell Dow, Inc. relating to the joint
              manufacturing strategy.
    10.21(11) Amendment to the Collaboration Agreement between the
              Registrant and Marion Merrell Dow, Inc. effective October 3,
              1994.
   +10.22(5)  Agreement to Vary License Agreement, dated as of December
              18, 1991, among the Registrant, Princess Margaret and
              Western Australian Research Institute for Child Health Ltd.
              ("WARICH").

EXHIBIT NO.                           DESCRIPTION
-----------                           -----------

   10.23(9)    Amendment to License Agreement effective December 18, 1991 among the Registrant, Princess Margaret and WARICH.
   10.24(6)    Amendment to License Agreement effective December 18, 1991 among the Registrant, Princess Margaret and WARICH.
   10.25(11)   License and Collaboration Agreement dated as of March 17,
               1995 between the Registrant and Schering AG, Germany.
   10.26(11)   Stock Purchase Agreement dated as of March 17, 1995 between the Registrant and Schering Berlin Venture Corporation.
   10.27(14)   Rights Agreement dated as of August 1, 1995, between the
               Registrant and the First National Bank of Boston.
  *10.28(13)   Severance Plan for Executive Officers adopted July 11, 1995.
  *10.29(15)   Form of Employment Agreement, dated November 16, 1995
               between the Registrant and Executive Officers.
  *10.30(16)   Amendment to Registrant's 1993 Directors' Stock option Plan
  *10.31(17)   Severance and Settlement Agreement and Release dated as of
               December 4, 1996 between the Registrant and Robert J.
               Gerety.
  *10.32(17)   Severance and Settlement Agreement dated as of March 4, 1997 between the Registrant and Malcolm L. Gefter.
   10.33(17)   Agreement dated October 25, 1996 between the Registrant and
               Hoechst Marion Roussel, Inc.
   10.34(17)   Amendment No. 1 to Rights Agreement dated as of April 3,
               1996.
  *10.35(17)   Consultation Agreement dated as of January 1, 1992 between the Registrant and C. Garrison Fathman.
  *10.36(7)    Amendment dated April 11, 1994 to the Consultation Agreement between the Registrant and C. Garrison Fathman.
  *10.37(10)   Amendment dated January 16, 1995 to the Consultation
               Agreement between the Registrant and C. Garrison Fathman.
  *10.38(17)   Letter Agreement dated December 8, 1995 extending the
               Consultation Agreement between the Registrant and C.
               Garrison Fathman.
   10.39(18)   Consultation Agreement dated May 13, 1997 between the
               Registrant and J. Richard Crowley.
   10.40       Sublease dated January 22, 1998 between the Registrant as
               sublandlord and Scriptgen Pharmaceuticals, Inc. as subtenant for the facility at 610 Lincoln Street, Waltham,
               Massachusetts.
   21.01(1)    Subsidiaries of the Registrant.
   23.01       Consent of Coopers & Lybrand L.L.P.
   27.01       Financial Data Schedule

---------------
   + Confidential treatment requested as to certain portions.

   * Management contract or compensatory plan or arrangement filed as an exhibit to this Form 10-K pursuant to Items 14(a) and 14(c) of Form 10-K.

 (1) Incorporated by reference to the Company's Registration Statement on Form S-1 (File No. 33-39592).

 (2) Incorporated by reference to the Company's Current Report on Form 8-K, dated December 13, 1991, as amended on Form 8, dated January 16, 1992.

 (3) Incorporated by reference to the Company's Registration Statement on Form S-1 (File No. 33-44642).

 (4) Incorporated by reference to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1991.

 (5) Incorporated by reference to the Company's Registration Statement on Form S-3 (File No. 33- 57138).

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

(16) Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the period ended June 30, 1996.

(17) Incorporated by reference to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1996.

(18) Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the period ended June 30, 1997.