Form 10-Q
period 1998-03-31
IMMULOGIC PHARMACEUTICAL CORP /DE
filed 1998-05-13
CIK 873731

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q


 [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the period ended March 31, 1998

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the transition period from _______________ to _______________


                         Commission File Number 0-19117


                      IMMULOGIC PHARMACEUTICAL CORPORATION
             (Exact name of registrant as specified in its charter)


         Delaware                                                13-3397957
-------------------------------                              -------------------
(State or other jurisdiction of                               (I.R.S. Employer
incorporation or organization)                               Identification No.)

   610 Lincoln Street, Waltham, MA                                  02154
----------------------------------------                     -------------------
(Address of principal executive offices)                          (Zip Code)


        Registrant's telephone number, including area code (781) 466-6000

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

     Number of shares of $.01 par value common stock outstanding as of May 8, 1998 20,358,780


--------------------------------------------------------------------------------
                                  Page 1 of 11

                           Exhibit Index is on Page 9

                      IMMULOGIC PHARMACEUTICAL CORPORATION

                               INDEX TO FORM 10-Q




PART I.     FINANCIAL INFORMATION                                       PAGE NO.

Item 1.     Condensed Consolidated Financial Statements and Notes

            Condensed Consolidated Balance Sheets                            3
            March 31, 1998 and December 31, 1997

            Condensed Consolidated Statements of Operations                  4
            Three Months Ended March 31, 1998 and 1997

            Condensed Consolidated Statements of Cash Flows                  5
            Three Months Ended March 31, 1998 and 1997

            Notes to Condensed Consolidated Financial Statements             6

Item 2.     Management's Discussion and Analysis of Financial                7
            Condition and Results of Operations

PART II.    OTHER INFORMATION

Item 6.     Exhibits                                                         9

            Reports on Form 8-K                                              9

SIGNATURES                                                                  10

                          PART I. FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


                      IMMULOGIC PHARMACEUTICAL CORPORATION
                CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)
                             (dollars in thousands)


                                                                MARCH 31,      DECEMBER 31,
                                                                  1998            1997
                                                                ---------      -----------
                                     ASSETS
Current assets:
  Cash and cash equivalents                                     $  16,145       $   8,437
  Short-term investments                                            9,555          19,068
  Prepaid expenses and other current assets                           515             561
                                                                ---------       ---------
        Total current assets                                       26,215          28,066

Property and equipment, net                                         6,401           6,685
Long-term investments                                              24,692          24,788
Other assets                                                           49              49
                                                                ---------       ---------
        Total assets                                            $  57,357       $  59,588
                                                                =========       =========

                      LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
    Accounts payable                                                  631             539
    Deferred rent                                                     893           1,016
    Payroll and payroll taxes                                         683           1,796
    Security deposit on sublease                                      500              --
    Accrued expenses and other current liabilities                  1,393           1,893
                                                                ---------       ---------
        Total current liabilities                                   4,100           5,244

Other long-term liabilities                                           325             325
                                                                ---------       ---------

        Total liabilities                                           4,425           5,569

Stockholders' equity:
Preferred stock - $.01 par value;
    1,000,000 shares authorized; no shares issued
    or outstanding                                                     --              --
Common stock - $.01 par value; 40,000,000 shares
    authorized; 20,358,780 and 20,340,727 shares
    issued and outstanding at March 31, 1998 and
    December 31, 1997, respectively                                   204             203
Additional paid-in capital                                        185,283         185,250
Accumulated deficit                                              (132,555)       (131,434)
                                                                ---------       ---------

        Total stockholders' equity                                 52,932          54,019
                                                                ---------       ---------
        Total liabilities and stockholders' equity              $  57,357       $  59,588
                                                                =========       =========






The accompanying notes are an integral part of the condensed consolidated financial statements.

                      IMMULOGIC PHARMACEUTICAL CORPORATION
           CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
                      (in thousands, except per share data)






                                                  THREE MONTHS ENDED
                                                       MARCH 31,
                                                   1998         1997
                                                 -------       -------
Revenues:

Sponsored research revenues                      $   530       $   552
                                                 -------       -------
      Total revenues                                 530           552

Operating expenses:

   Research and development                        1,487         4,891
   General and administrative                        867         2,888
                                                 -------       -------
      Total operating expenses                     2,354         7,779
                                                 -------       -------

Operating loss                                    (1,824)       (7,227)

Interest income                                      703           891
                                                 -------       -------

Net loss                                         $(1,121)      $(6,336)
                                                 =======       =======

Basic and diluted net loss per common share      $ (0.06)      $ (0.31)
                                                 =======       =======
Weighted average number of
   common shares outstanding                      20,356        20,234
                                                 =======       =======



The accompanying notes are an integral part of the condensed consolidated financial statements.

                      IMMULOGIC PHARMACEUTICAL CORPORATION
           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                                 (in thousands)


                                                                  THREE MONTHS
                                                                 ENDED MARCH 31,
                                                              1998           1997
                                                            --------       --------

Cash flows for operating activities:

   Net loss                                                 $ (1,121)      $ (6,336)
   Adjustments used to reconcile net loss
   to net cash used in operating activities:
         Depreciation and amortization                           284            659
         Non-cash benefits                                        34             85
         Change in assets and liabilities:
                  Prepaid and other current assets                46           (127)
                       Accounts payable                           92            (83)
                        Sublease deposit                         500             --
                       Accrued expenses                       (1,736)          (703)
                                                            --------       --------

   Total adjustments                                            (780)          (169)
                                                            --------       --------

   Net cash used in operating activities                      (1,901)        (6,505)


Cash flows from investing activities:

   Purchase of equipment and leasehold improvements               --           (563)
   Purchase of short-term investments                         (2,793)       (18,269)
   Redemption of short-term investments                       12,306         14,892
   Purchase of long-term investments                              --         (4,002)
   Redemption of long-term investments                            96          4,976
                                                            --------       --------

   Net cash provided by (used in) investing activities         9,609         (2,966)

Cash flows from financing activities:

Proceeds from exercise of stock options                           --              5
                                                            --------       --------

   Net cash provided by financing activities                      --              5
                                                            --------       --------

Net increase (decrease) in cash and cash equivalents           7,708         (9,466)

Cash and cash equivalents, beginning of period                 8,437         23,742
                                                            --------       --------

Cash and cash equivalents, end of period                    $ 16,145       $ 14,276
                                                            ========       ========




The accompanying notes are an integral part of the condensed consolidated financial statements.

                      IMMULOGIC PHARMACEUTICAL CORPORATION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                 March 31, 1998
                                   (unaudited)

NOTE A - BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements reflect all adjustments which are necessary, in the opinion of management, for a fair presentation of results of the interim periods presented. The statements do not include all information and footnote disclosures required by generally accepted accounting principles and therefore should be read in conjunction with the consolidated financial statements and footnotes included in the Company's 1997 Form 10-K. The results of operations for the interim periods presented are not necessarily indicative of the results of operations for the full fiscal year.

NOTE B - NEW ACCOUNTING PRONOUNCEMENTS

In February 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 132 (SFAS 132) "Employers' Disclosures About Pensions and Other Post Retirement Benefits". SFAS 132 is effective for fiscal years beginning after December 31, 1997. The Company does not believe that the adoption of SFAS will have any impact on its financial statement disclosures.

The Company adopted SFAS No. 130 (SFAS 130) "Reporting Comprehensive Income" for the period ended March 31, 1998. The adoption of this statement had no impact on the Company's financial statements for the periods presented.


NOTE C - SUBLEASE SECURITY DEPOSIT

During the first quarter of 1998, the Company received a security deposit in the amount of $500,000 in accordance with the sublease agreement for its Waltham, MA facility.

ITEM 2 MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS
REVENUES
Revenues for the first quarter of 1998 were $530,000 compared to $552,000 for the first quarter of 1997. In both periods, revenues consisted primarily of research funding from Schering AG, Germany (Schering) related to a joint development and collaboration agreement for the Company's multiple sclerosis program and sponsored research revenues from the National Institute of Health
(NIH) for a grant related to the research and development of the Company's cocaine vaccine.

OPERATING EXPENSES
For the quarter ended March 31, 1998, the Company's research and development expenses decreased $3,404,000 or 69.6% to $1,487,000 from $4,891,000 for the same period in 1997. The decrease in research and development expenses is due primarily to the Company's restructuring which occurred during 1997. Specifically, reduced headcount and related savings and reduced expenditures for the Company's discontinued ALLERVAX(R) CAT and RAGWEED programs contributed to the savings.

General and administrative expenses were $867,000 and $2,888,000 for the quarters ended March 31, 1998 and 1997, respectively, representing a decrease of $2,021,000 or 70.0%. The decrease was primarily due to headcount and related cost savings resulting from the Company's restructuring which occurred during 1997 and to severance totaling approximately $1,054,000 incurred and paid during the first quarter of 1997 to the former Chairman of the Board of the Company.

INTEREST INCOME
Interest income for the first quarter of 1998 was $703,000 compared to $891,000 for the first quarter of 1997, a decrease of $188,000 or 21.1%. The decrease in interest income for the quarter resulted primarily from a lower available investment balance as compared to the prior year.

NET LOSS
The Company reported a net loss of $1,121,000 ($(0.06) per share) for the first quarter of 1998 compared to a net loss of $6,336,000 ($(0.31) per share) for the first quarter of 1997, a decrease of $5,215,000 or 82.3%. The decrease in net loss for the period resulted primarily due to the Company's restructuring which occurred during 1997 and to severance totaling approximately $1,054,000 incurred and paid to the former Chairman of the Board of the Company during the first quarter of 1997, offset in part by lower interest income for the quarter as compared to prior year.

In addition, the Company entered into a staged sublease agreement effective February 28, 1998 for its Waltham, Massachusetts facility with the entire facility being sub-leased effective October 1, 1998. This sublease agreement will further reduce operating costs and related cash expenditures in future quarters. The Company is planning for the sale of the majority of the equipment located in its facility and is in the process of obtaining new space to accommodate its operations.

LIQUIDITY AND CAPITAL RESOURCES
Cash and cash equivalents and investments were $50,392,000 at March 31, 1998 compared to $52,293,000 at December 31, 1997. Net cash used in operations for the three months ended March 31, 1998 was $1,901,000 as compared to $6,505,000 in the comparable 1997 period. The decrease of $4,604,000 was due primarily to the Company's restructuring which occurred during 1997 and to severance totaling approximately $1,054,000 paid to the former Chairman of the Board of the Company during the first quarter of 1997. In addition, the Company received a security deposit in the amount of $500,000 in accordance with the sublease agreement for its Waltham, MA facility. Offsetting these savings was a decrease in accounts payable and accrued expenses of $1,644,000 due to the payment of expenses accrued as of December 31, 1997 and reduced interest income for the first quarter of 1998 as compared to prior year.

The Company has funded its operations to date primarily through the sale of equity securities, sponsored research revenues, license payments, and earnings on invested capital. The Company has expended substantial funds for the research and development of its product candidates, and may in the future expend substantial funds for further research and development of its product candidates. The Company may seek to obtain additional funds for these purposes through equity or debt financings, collaborative arrangements with corporate partners, or from other sources. No assurance can be given that such additional funds will be available to the Company for such purposes on acceptable terms, if at all. Insufficient funds could require the Company to delay, scale back, or eliminate certain of its research and development programs or to license third parties to develop products or technologies that the Company would otherwise develop itself. The Company anticipates that its existing capital resources will enable it to maintain its current and planned operations through at least December 31, 2000.

NEW ACCOUNTING PRONOUNCEMENTS
In February 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 132 (SFAS 132) "Employers' Disclosures About Pensions and Other Post Retirement Benefits". SFAS 132 is effective for fiscal years beginning after December 31, 1997. The Company does not believe that the adoption of SFAS will have any impact on its financial statement disclosures.

The Company adopted Statement of Financial Accounting Standards No. 130 (SFAS
130) "Reporting Comprehensive Income" for the period ended March 31, 1998. The adoption of this statement had no impact on the Company's financial statements for the periods presented.

FORWARD LOOKING STATEMENTS
This Quarterly Report on Form 10-Q contains forward-looking statements. For this purpose, any statements contained herein that are not statements of historical fact may be deemed to be forward-looking statements. Without limiting the foregoing, the words "believes," "anticipates," "plans," expects," intends" and similar expressions are intended to identify forward-looking statements. There are a number of important factors that could affect the future operating results of the Company, including, without limitation, the factors set forth in the preceding paragraph with respect to availability of funds and those set forth under the heading "Factors Which May Affect Future Operating Results" and elsewhere in the Company's Annual Report on Form 10-K for the year ended December 31, 1997, as filed with the Securities and Exchange Commission, and the information contained in this Quarterly Report on Form 10-Q should be read in light of such factors.

                           PART II. OTHER INFORMATION


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K


     (a)    Exhibit:


            Exhibit
            Number                   Exhibit                           Page No.
            ------                   -------                           --------

            27                       Financial Data Schedule              11



     (b)    Reports on Form 8-K:     No Current Reports on Form 8-K
                                     were filed during the quarter
                                     ended March 31, 1998.

                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                        IMMULOGIC PHARMACEUTICAL CORPORATION
                                                   (Registrant)




Date: 5/12/98                           /s/ J. Joseph Marr
      ------------                      --------------------------------------
                                        J. Joseph Marr, M.D.
                                        Chief Operating Officer



Date: 5/12/98                           /s/ J. Richard Crowley
      ------------                      --------------------------------------
                                        J. Richard Crowley
                                        Chief Financial Officer
                                        (Principal Financial and Accounting
                                        Officer)