Form 10-Q
period 1998-06-30
IMMULOGIC PHARMACEUTICAL CORP /DE
filed 1998-08-14
CIK 873731

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

    For the period ended June 30, 1998

                                      OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934
    For the transition period from ___________________ to _____________________

                         Commission File Number 0-19117


                      IMMULOGIC PHARMACEUTICAL CORPORATION
             (Exact name of registrant as specified in its charter)


                 Delaware                              13-3397957
     -------------------------------        ------------------------------------
     (State or other jurisdiction of        (I.R.S. Employer Identification No.)
     incorporation or organization)

    610 Lincoln Street, Waltham, MA                       02451
----------------------------------------               ----------
(Address of principal executive offices)               (Zip Code)

        Registrant's telephone number, including area code (781) 466-6000

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirement for the past 90 days. Yes X No




       Number of shares of $.01 par value common stock outstanding as of
                           August 5, 1998: 20,358,780

--------------------------------------------------------------------------------

                      IMMULOGIC PHARMACEUTICAL CORPORATION

                               INDEX TO FORM 10-Q





PART I.  FINANCIAL INFORMATION                                         Page No.
                                                                       --------

Item 1. Unaudited Condensed Consolidated Financial Statements and Notes

         Unaudited Condensed Consolidated Balance Sheets                   3
         June 30, 1998 and December 31, 1997

         Unaudited Condensed Consolidated Statements of Operations         4
         Three and Six Months Ended June 30, 1998 and 1997

         Unaudited Condensed Consolidated Statements of Cash Flows         5
         Six Months Ended June 30, 1998 and 1997

         Notes to Unaudited Condensed Consolidated Financial
         Statements                                                        6

Item 2.  Management's Discussion and Analysis of Financial                 8
         Condition and Results of Operations

PART II. OTHER INFORMATION

Item 4.  Submission of Matters to a Vote of Security Holders              10

Item 5.  Other Matters                                                    10

Item 6.  Exhibits                                                         11

         Reports on Form 8-K                                              11

SIGNATURES                                                                12

                          PART I. FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                      IMMULOGIC PHARMACEUTICAL CORPORATION
                CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)
                             (dollars in thousands)

                                                                     JUNE 30,        DECEMBER 31,
                                                                       1998              1997
                                                                    ---------        ------------
                                     ASSETS
Current assets:
  Cash and cash equivalents                                         $  14,633         $   8,437
  Investments                                                          11,672            19,068
  Prepaid expenses and other current assets                               601               561
                                                                    ---------         ---------

        Total current assets                                           26,906            28,066

Property and equipment, net                                             5,709             6,685
Investments                                                            22,669            24,788
Other assets                                                               49                49
                                                                    ---------         ---------
        Total assets                                                $  55,333         $  59,588
                                                                    =========         =========

                      LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
    Accounts payable                                                $     284         $     539
    Deferred rent                                                         823             1,016
    Payroll and payroll taxes                                             422             1,796
    Security deposit on sublease                                          500                --
    Accrued expenses and other current liabilities                        868             1,893
                                                                    ---------         ---------
        Total current liabilities                                       2,897             5,244

Other long-term liabilities                                               275               325
                                                                    ---------         ---------

        Total liabilities                                               3,172             5,569

Stockholders' equity:
Preferred stock - $.01 par value;
    1,000,000 shares authorized; no shares issued
    or outstanding                                                         --                --
Common stock - $.01 par value; 40,000,000 shares
    authorized; 20,358,780 and 20,340,727 shares issued
    and outstanding at June 30, 1998 and
    December 31, 1997, respectively                                       204               203
Additional paid-in capital                                            185,284           185,250
Accumulated deficit                                                  (133,327)         (131,434)
                                                                    ---------         ---------

        Total stockholders' equity                                     52,161            54,019
                                                                    ---------         ---------
        Total liabilities and stockholders' equity                  $  55,333         $  59,588
                                                                    =========         =========

     The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

                      IMMULOGIC PHARMACEUTICAL CORPORATION
           CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
                      (in thousands, except per share data)


                                                 THREE MONTHS ENDED                      SIX MONTHS ENDED
                                                      JUNE 30,                              JUNE 30,
                                               1998               1997               1998                1997
                                             -------            -------            -------            --------
Revenues:

   Sponsored research revenues               $   432            $   368            $   962            $    920
                                             -------            -------            -------            --------
      Total revenues                             432                368                962                 920

Operating expenses:

   Research and development                    1,321              5,113              2,808              10,004
   General and administrative                    513              1,396              1,380               4,284
                                             -------            -------            -------            --------
      Total operating expenses                 1,834              6,509              4,188              14,288
                                             -------            -------            -------            --------

Operating loss                                (1,402)            (6,141)            (3,226)            (13,368)

Interest income                                  630                851              1,333               1,742
                                             -------            -------            -------            --------

Net loss                                     $  (772)           $(5,290)           $(1,893)           $(11,626)
                                             =======            =======            =======            ========

Basic and diluted net loss per
  common share                               $ (0.04)           $ (0.26)           $ (0.09)           $  (0.57)
                                             =======            =======            =======            ========

Weighted average number of
  common shares outstanding                   20,359             20,242             20,357              20,241
                                             =======            =======            =======            ========


     The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

                      IMMULOGIC PHARMACEUTICAL CORPORATION
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                                 (in thousands)

                                                            SIX MONTHS ENDED
                                                                JUNE 30,
                                                           1998          1997
                                                         --------      --------
Cash flows for operating activities:

   Net loss                                              $ (1,893)     $(11,626)
   Adjustments used to reconcile net loss
       to net cash used in operating activities:
   Depreciation and amortization                              976         1,318
   Employer 401K match                                         34            85
   Change in assets and liabilities:
      Prepaid and other current assets                        (40)         (260)
      Accounts payable                                       (255)          (53)
      Sublease deposit                                        500            --
      Other liabilities                                    (2,641)       (1,283)
                                                         --------      --------

   Total adjustments                                       (1,426)         (193)
                                                         --------      --------

Net cash used in operating activities                      (3,319)      (11,819)

Cash flows from investing activities:

   Purchase of equipment and improvements                      --          (588)
   Purchase of short term investments                     (13,320)      (20,450)
   Redemption of short term investments                    20,716        20,525
   Purchase of long term investments                           --        (4,002)
   Redemption of long term investments                      2,119        12,240
                                                         --------      --------

Net cash provided by  investing activities                  9,515         7,725

Cash flows from financing activities:

Proceeds from exercise of stock options                        --             6
                                                         --------      --------

Net cash provided by financing activities                      --             6
                                                         --------      --------

Net increase (decrease) in cash and cash equivalents        6,196        (4,088)

Cash and cash equivalents, beginning of period              8,437        23,742
                                                         --------      --------

Cash and cash equivalents, end of period                 $ 14,633      $ 19,654
                                                         ========      ========


     The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

                      IMMULOGIC PHARMACEUTICAL CORPORATION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                  June 30, 1998
                                   (unaudited)

NOTE A - BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements reflect all adjustments (consisting of only normally recurring adjustments) which are necessary, in the opinion of management, for a fair presentation of results of the interim periods presented. The statements do not include all information and footnote disclosures required by generally accepted accounting principles and therefore should be read in conjunction with the consolidated financial statements and footnotes included in the Company's Annual Report on Form 10-K for the year ended December 31, 1997. The results of operations and cash flows for the interim periods presented are not necessarily indicative of the results of operations and cash flows for the full fiscal year.

NOTE B - NEW ACCOUNTING PRONOUNCEMENTS

In April 1998, the Accounting Standards Executive Committee of the American Institute of Certified Public Accountants issued Statement of Position (SOP 98-5), "Accounting for the cost of start-up activities". SOP 98-5 requires all costs of start-up activities (as defined by the SOP) to be expensed as incurred. The Company has determined that adoption of SOP 98-5 will have no impact on it's consolidated financial statements.

In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133 (SFAS 133), "Accounting for Derivative Instruments and Hedging Activities". This statement establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. The Company has determined that adoption of SFAS 133, which is effective for all fiscal quarters of fiscal years beginning after June 15, 1999, will have no impact on its consolidated financial statements.

NOTE C - NET LOSS PER SHARE

Basic net loss per share is the same as diluted net loss per common share for the three and six months ended June 30, 1998 and 1997, respectively. Certain securities were not included in the computation of the Company's diluted earnings per share for the three and six months ended June 30, 1998 and 1997, respectively because they would have an anti-dilutive effect due to the Company's net loss for each period. For the three and six months ended June 30, 1998 and 1997, these securities included 1,412,665 stock options and 3,012,093 stock options respectively.

NOTE D - SUBLEASE SECURITY DEPOSIT

During the first quarter of 1998, the Company received a security deposit in the amount of $500,000 in accordance with the sublease agreement for its Waltham, MA facility.

NOTE E - LICENSE AGREEMENTS

During the second quarter of 1998, the Company signed an exclusive license agreement, except in Japan, with Heska Corporation. The Company licensed the worldwide exclusive rights, except in Japan, to develop and commercialize its recombinant allergen technology for diagnosis, immunotherapy, and gene therapy for both companion animals and humans. The Company may receive license fees, milestone payments, and royalties for both veterinary and human applications. The license is non-exclusive in Japan, where ImmuLogic licensed its recombinant allergen technology for Japanese cedar on a non-exclusive basis to Sankyo Co., Ltd in May 1998. Total revenues recorded under these two agreements totaled $200,000 for the period ending June 30, 1998.

NOTE F - SUBSEQUENT EVENT

In July 1998, the Company entered into an agreement with Chesapeake Biological Laboratories Inc. for the latter to provide manufacturing services for the Company's cocaine and nicotine vaccine products.

ITEM 2 MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

REVENUES
Revenues for the second quarter of 1998 were $432,000 compared to $368,000 for the second quarter of 1997. For the first six months of 1998, revenues were $962,000 consisting primarily of sponsored research revenues from the National Institute of Health (NIH) for a grant related to the research and development of a cocaine vaccine and research funding from Schering AG, Germany (Schering) related to a joint development and collaboration agreement in the Company's multiple sclerosis program which ended as of March 31, 1998. For the first six months of 1997, revenues were $920,000, consisting primarily of research funding from Schering related to the aforementioned joint development and collaboration agreement in the Company's multiple sclerosis program and research revenues from the NIH.

OPERATING EXPENSES
Total operating expenses for the second quarter of 1998 decreased $4,675,000 or 71.8% to $1,834,000 as compared to the second quarter of 1997. On a year-to-date basis, total expenses decreased by $10,100,000 or 70.7% to $4,188,000 as compared to the first six months of 1997. The decrease in operating expenses in both the three and six-month periods was primarily due to the Company's restructuring which occurred during 1997. Specifically, reduced compensation and related expenses as a result of lower headcount, the sublease of a portion of the Company's facility and related savings and reduced expenditures for the Company's discontinued ALLERVAX(R) CAT and RAGWEED programs contributed to the savings.

INTEREST INCOME
Interest income for the second quarter of 1998 was $630,000 compared to $851,000 for the second quarter of 1997, a decrease of $221,000 or 26.0%. For the first six months of 1998, interest income was $1,333,000 compared to $1,742,000 for the first six months of 1997, a decrease of $409,000 or 23.5%. The decrease in interest income for both the quarter and year-to-date periods resulted from a lower available investment balance as compared to the prior year.

NET LOSS
The Company reported a net loss of $772,000 ($(0.04) per share) for the second quarter of 1998 compared to a net loss of $5,290,000 ($(0.26) per share) for the second quarter of 1997, a decrease of $4,518,000 or 85.4%. For the first six months of 1998, the Company reported a net loss of $1,893,000 ($(0.09) per share) compared to a net loss of $11,626,000 ($0.57) per share) for the comparable 1997 period. The decrease in net loss in both the three and six-month periods was primarily due to the Company's restructuring which occurred during 1997 offset in part by lower interest income as compared to the prior year.

LIQUIDITY AND CAPITAL RESOURCES
Cash and cash equivalents and investments were $48,974,000 at June 30, 1998 compared to $52,293,000 at December 31, 1997. Net cash used in operations for the six months ended June 30, 1998 was $3,319,000 as compared to $11,819,000 in the comparable 1997 period. The decrease of $8,500,000 was due primarily to the Company's restructuring which occurred during 1997. In addition, the Company received a security deposit in the amount of $500,000 in accordance with the sublease agreement for its Waltham, MA facility. Offsetting these savings was a decrease in accounts payable and accrued expenses of $2,896,000 due to the payment of expenses accrued as of December 31, 1997 and reduced interest income for the first six months of 1998 as compared to prior year.

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

YEAR 2000
The Company is conducting a software review of products used both within the Company and by third parties which assist the Company in managing its business to ensure that the software will be "Year 2000" compliant. The Year 2000 problem is the result of computer programs being written to recognize two digits rather than four to define the applicable year causing computer programs to interpret a date using "00" as the year 1900 rather than the year 2000, which could result in product failures or miscalculations. The Company is undertaking actions to ensure that software used to manage its business will continue to function properly in the year 2000. While the Company believes that software used to manage its business operations will be Year 2000 compliant, the Company may experience disruptions in its business operations as a result of use by customers and suppliers of software that is not Year 2000 compliant. There can be no assurance that Year 2000 problems will not be encountered or that the costs incurred to resolve such problems will not be material.

NEW ACCOUNTING PRONOUNCEMENTS
In April 1998, the Accounting Standards Executive Committee of the American Institute of Certified Public Accountants issued Statement of Position (SOP 98-5), "Accounting for the cost of start-up activities". SOP 98-5 requires all costs of start-up activities (as defined by the SOP) to be expensed as incurred. The Company has determined that adoption of SOP 98-5 will have no impact on it's consolidated financial statements.

In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133 (SFAS 133), "Accounting for Derivative Instruments and Hedging Activities". This statement establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. The Company has determined that adoption of SFAS 133, which is effective for all fiscal quarters of fiscal years beginning after June 15, 1999, will have no impact on its consolidated financial statements.

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

                           PART II. OTHER INFORMATION


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS

At the Annual Meeting of Stockholders held on June 17, 1998, the vote with respect to the election of seven directors to the Board was as follows; C. Garrison Fathman, M.D., 16,152,062 shares FOR and 331,364 shares WITHHELD; Samuel C. Fleming, 16,156,604 shares FOR and 326,822 shares WITHHELD; Paul A. Friedman, M.D., 16,157,012 shares FOR and 326,413 shares WITHHELD; Carl S. Goldfischer, M.D., 16,148,642 shares FOR and 334,783 shares WITHHELD; Geraldine
A. Henwood, 16,148,862 shares FOR and 334,564 shares WITHHELD; J. Joseph Marr, M.D., 16,146,609 shares FOR and 336,817 shares WITHHELD; and Richard F. Pops, 16,159,682 shares FOR and 323,743 shares WITHHELD. The vote with respect to ratifying the selection of Price Waterhouse Coopers L.L.P. as the Company's independent auditors for the current year was 16,366,142 shares FOR, 92,527 shares AGAINST and 24,757 shares ABSTAINING.

ITEM 5. OTHER INFORMATION

As set forth in the Company's Proxy Statement for its 1998 Annual Meeting of Stockholders, stockholder proposals submitted pursuant to Rule 14a 8 under the Exchange Act for inclusion in the Company's proxy materials for its 1999 Annual Meeting of Stockholders must be received by the Secretary of the Company no later than December 31, 1998.

In addition, in accordance with recent amendments to Rules 14a-4, 14a-5 and 14a-8 under the Exchange Act, written notice of stockholders proposals submitted outside the processes of Rule 14a 8 for consideration at the 1999 Annual Meeting of Stockholders must be received by the Company on or before March 20, 1999.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

     (a)       Exhibit:

               Exhibit
               Number                   Exhibit
               -------                  -------

               10.01* License Agreement With Heska Corporation dated June 16, 1998

               10.02* Clinical Supply and Process Development Agreement with Chesapeake Biological Laboratories, Inc. dated July 6, 1998


               27                       Financial Data Schedule

* Confidential Treatment requested as to certain portions

     (b)       Reports on Form 8-K:     No Current Reports on Form 8-K were
                                        filed during the quarter ended June 30,
                                        1998.

                                   SIGNATURES



          Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                    IMMULOGIC PHARMACEUTICAL CORPORATION
                                    ------------------------------------
                                                (Registrant)




Date: 8/13/98                       /s/ J. Joseph Marr
      -------                       --------------------------------------------
                                    J. Joseph Marr, M.D.
                                    Chief Operating Officer



Date: 8/13/98                       /s/ J. Richard Crowley
      -------                       --------------------------------------------
                                    J. Richard Crowley
                                    Chief Financial Officer
                                    (Principal Financial and Accounting Officer)