Form 10-Q
period 1998-09-30
IMMULOGIC PHARMACEUTICAL CORP /DE
filed 1998-11-09
CIK 873731

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the period ended September 30, 1998

                                       OR

[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934

     For the transition period from ___________ to _____________________


                         Commission File Number 0-19117


                      IMMULOGIC PHARMACEUTICAL CORPORATION
             (Exact name of registrant as specified in its charter)


          Delaware                                       13-3397957
-------------------------------              ----------------------------------
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
incorporation or organization)


610 Lincoln Street, Waltham, MA                            02451
--------------------------------             -----------------------------------
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

Number of shares of $.01 par value common stock outstanding as of November 4, 1998: 20,367,672

-------------------------------------------------------------------------------

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

             Unaudited Condensed Consolidated Balance Sheets
             September 30, 1998 and December 31, 1997                       3

             Unaudited Condensed Consolidated Statements of Operations
             Three and Nine Months Ended September 30, 1998 and 1997        4

             Unaudited Condensed Consolidated Statements of Cash Flows
             Nine Months Ended September 30, 1998 and 1997                  5

             Notes to Unaudited Condensed Consolidated Financial
             Statements                                                     6

Item 2.      Management's Discussion and Analysis of Financial
             Condition and Results of Operations                            8

PART II.     OTHER INFORMATION

Item 6.      Exhibits                                                      13

             Reports on Form 8-K                                           13

SIGNATURES                                                                 14

                          PART I. FINANCIAL INFORMATION

Item 1.      CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                      IMMULOGIC PHARMACEUTICAL CORPORATION
                CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)
                             (dollars in thousands)



                                                                                SEPTEMBER 30,    DECEMBER 31,
                                                                                   1998              1997
                                                                                ------------     ------------
                            ASSETS
Current assets:
  Cash and cash equivalents                                                       $ 11,898          $  8,437
  Investments                                                                       14,498            19,068
  Prepaid expenses and other current assets                                            474               561
                                                                                  --------          --------

        Total current assets                                                        26,870            28,066

Property and equipment, net                                                          4,435             6,685
Investments                                                                         22,422            24,788
Other assets                                                                            49                49
                                                                                  --------          --------
        Total assets                                                              $ 53,776          $ 59,588
                                                                                  ========          ========

                 LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
    Accounts payable                                                              $    466          $    539
    Deferred rent                                                                      700             1,016
    Accrued payroll and payroll taxes                                                  206             1,796
    Security deposit on sublease                                                       500                --
    Accrued expenses and other current liabilities                                     532             1,893
                                                                                  --------          --------
        Total current liabilities                                                    2,404             5,244

Other long-term liabilities                                                            275               325
                                                                                  --------          --------
        Total liabilities                                                            2,679             5,569

Stockholders' equity:
Preferred stock - $.01 par value;
    1,000,000 shares authorized; no shares issued
    or outstanding                                                                     --                 --
Common stock - $.01 par value; 40,000,000 shares
    authorized; 20,367,672 and 20,340,727 shares issued
    and outstanding at September 30, 1998 and
    December 31, 1997, respectively                                                    204               203
Additional paid-in capital                                                         185,297           185,250
Accumulated deficit                                                               (134,404)         (131,434)
                                                                                  --------          --------
        Total stockholders' equity                                                  51,097            54,019
                                                                                  --------          --------
        Total liabilities and stockholders' equity                                $ 53,776          $ 59,588
                                                                                  ========          =========

               The accompanying notes are an integral part of the
             unaudited condensed consolidated financial statements.

                      IMMULOGIC PHARMACEUTICAL CORPORATION
           CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
                      (in thousands, except per share data)


                                  THREE MONTHS ENDED        NINE MONTHS ENDED
                                     SEPTEMBER 30,            SEPTEMBER 30,
                                 --------------------    --------------------
                                     1998        1997        1998        1997
                                 --------    --------    --------    --------
Revenues:

   Sponsored research revenues   $    219    $    462    $  1,181    $  1,382

Operating expenses:

   Research and development         1,434       3,113       4,242      13,117
   General and administrative         556         965       1,936       5,249
                                 --------    --------    --------    --------
      Total operating expenses      1,990       4,078       6,178      18,366
                                 --------    --------    --------    --------

Operating loss                     (1,771)     (3,616)     (4,997)    (16,984)

Interest income                       694         834       2,027       2,576
                                 --------    --------    --------    --------

Net loss                         $ (1,077)   $ (2,782)   $ (2,970)   $(14,408)
                                 ========    ========    ========    ========
Basic and diluted net loss per
  common share                   $  (0.05)   $  (0.14)   $  (0.15)   $  (0.71)
                                 ========    ========    ========    ========
Weighted average number of
  common shares outstanding        20,366      20,270      20,360      20,251
                                 ========    ========    ========    ========

               The accompanying notes are an integral part of the
             unaudited condensed consolidated financial statements.

                      IMMULOGIC PHARMACEUTICAL CORPORATION
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                                 (in thousands)

                                                                         NINE MONTHS ENDED
                                                                           SEPTEMBER 30,
                                                                  -------------------------------
                                                                     1998                  1997
                                                                  ----------            ---------
Cash flows for operating activities:

   Net loss                                                        $(2,970)             $(14,408)
   Adjustments used to reconcile net loss
       to net cash used in operating activities:
   Depreciation and amortization                                       644                 1,768
   Write-down of leasehold improvements                                200                    --
   Rent received for leasehold improvements                            249                    --
   Gain on sale of equipment                                           (19)                   --
   Employer 401K stock match                                            48                   135
   Change in assets and liabilities:
        Prepaid and other current assets                                87                     2
        Accounts payable                                               (73)                 (412)
        Sublease deposit                                               500                    --
        Other current and long-term liabilities                     (3,317)               (2,279)
                                                                   -------              --------
   Total adjustments                                                (1,681)                 (786)
                                                                   -------              --------
Net cash used in operating activities                               (4,651)              (15,194)

Cash flows from investing activities:

   Purchase of equipment and improvements                               --                  (609)
   Proceeds from sale of equipment                                   1,176                    --
   Purchase of short term investments                              (24,068)              (30,222)
   Maturities of short term investments                             28,638                32,016
   Purchase of long term investments                                    --               (14,042)
   Maturities of long term investments                               2,366                11,460
                                                                   -------              --------
Net cash provided by (used in) investing  activities                 8,112                (1,397)

Cash flows from financing activities:

Proceeds from exercise of stock options                                 --                    70
                                                                   -------              --------
Net cash provided by financing activities                               --                    70

                                                                   -------              --------
Net increase (decrease) in cash and cash equivalents                 3,461               (16,521)

Cash and cash equivalents, beginning of period                       8,437                23,742
                                                                   -------              --------
Cash and cash equivalents, end of period                           $11,898              $  7,221
                                                                   =======              ========

               The accompanying notes are an integral part of the
             unaudited condensed consolidated financial statements.

                      IMMULOGIC PHARMACEUTICAL CORPORATION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                               September 30, 1998
                                   (unaudited)

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

NOTE B - NEW ACCOUNTING PRONOUNCEMENTS

In April 1998, the Accounting Standards Executive Committee of the American Institute of Certified Public Accountants issued Statement of Position (SOP 98-5), "Accounting for the cost of start-up activities". SOP 98-5 requires all costs of start-up activities (as defined by the SOP) to be expensed as incurred. The Company has determined that adoption of SOP 98-5 will have no impact on its consolidated financial statements.

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

NOTE C - NET LOSS PER SHARE

Basic net loss per share is the same as diluted net loss per common share for the three and nine months ended September 30, 1998 and 1997, respectively. Certain securities were not included in the computation of the Company's diluted earnings per share for the three and nine months ended September 30, 1998 and 1997, respectively because they would have an anti-dilutive effect due to the Company's net loss for each period. As of September 30, 1998 and 1997, these securities included 1,561,627 stock options and 2,263,904 stock options respectively.

NOTE D - SUBLEASE SECURITY DEPOSIT

During the first quarter of 1998, the Company received a security deposit in the amount of $500,000 in accordance with the sublease agreement for its Waltham, MA facility.
                                       6

NOTE E - LICENSE AGREEMENTS

During the second quarter of 1998, the Company signed an exclusive license agreement, except in Japan, with Heska Corporation. The Company licensed the worldwide exclusive rights, except in Japan, to develop and commercialize its recombinant allergen technology for diagnosis, immunotherapy, and gene therapy for both companion animals and humans. The Company may receive license fees, milestone payments, and royalties for both veterinary and human applications. The license is non-exclusive in Japan, where ImmuLogic licensed its recombinant allergen technology for Japanese cedar on a non-exclusive basis to Sankyo Co., Ltd in May 1998. Total revenues recorded under these two agreements totaled $200,000 for the period ending September 30, 1998.

NOTE F - MANUFACTURING AGREEMENT

In July 1998, the Company entered into an agreement with Chesapeake Biological Laboratories Inc. for the latter to provide development and manufacturing services for the Company's cocaine and nicotine vaccine products.

ITEM 2 MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

REVENUES
Revenues for the third quarter of 1998 were $219,000 compared to $462,000 for the third quarter of 1997. For the first nine months of 1998, revenues were $1,181,000 consisting primarily of sponsored research revenues from the National Institute of Health (NIH) for a grant related to the research and development of a cocaine vaccine, license revenues related to the company's recombinant allergen technology, and research funding from Schering AG, Germany (Schering) related to a joint development and collaboration agreement in the Company's multiple sclerosis program which ended as of March 31, 1998. For the first nine months of 1997, revenues were $1,382,000, consisting primarily of research funding from Schering related to the aforementioned joint development and collaboration agreement in the Company's multiple sclerosis program and research revenues from the NIH.

OPERATING EXPENSES
Total operating expenses for the third quarter of 1998 decreased $2,088,000 or 51.2% to $1,990,000 as compared to the third quarter of 1997. For the first nine months of 1998, total expenses decreased by $12,188,000 or 66.4% to $6,178,000 as compared to the first nine months of 1997. The decrease in operating expenses in both the three and nine-month periods was primarily due to the Company's restructuring, which occurred during 1997 (the "Restructuring'). Specifically, on a year-to-date basis, reduced compensation and related expenses as a result of lower headcount ($9,140,000), the sublease of a portion of the Company's facility and related savings ($1,067,000) and reduced expenditures for the Company's discontinued ALLERVAX(R) CAT and RAGWEED programs ($1,801,000) contributed to the savings.

INTEREST INCOME
Interest income for the third quarter of 1998 was $694,000 compared to $834,000 for the third quarter of 1997, a decrease of $140,000 or 16.8%. For the first nine months of 1998, interest income was $2,027,000 compared to $2,576,000 for the first nine months of 1997, a decrease of $549,000 or 21.3%. The decrease in interest income for both the quarter and year-to-date periods resulted from a lower available cash and investment balance as compared to the same periods in the prior year.

NET LOSS
The Company reported a net loss of $1,077,000 ($(0.05) per share) for the third quarter of 1998 compared to a net loss of $2,782,000 ($(0.14) per share) for the third quarter of 1997, a decrease of $1,705,000 or 61.3%. For the first nine months of 1998, the Company reported a net loss of $2,970,000 ($(0.15) per share) compared to a net loss of $14,408,000 ($0.71) per share) for the comparable 1997 period. The decrease in net loss in both the three and nine-month periods was primarily due to the Restructuring, offset in part by lower interest income as compared to the same periods in the prior year.

LIQUIDITY AND CAPITAL RESOURCES
Cash and cash equivalents and investments were $48,818,000 at September 30, 1998 compared to $52,293,000 at December 31, 1997. Net cash used in operations for the nine months ended September 30, 1998 was $4,651,000 as compared to $15,194,000 in the comparable 1997 period. The decrease of $10,543,000 was due primarily to the Restructuring. In addition, the Company received a security deposit in the amount of $500,000 in accordance with the sublease agreement for its Waltham, MA facility. Offsetting these savings was a decrease in accounts payable and accrued expenses of $3,340,000 due to the payment of expenses accrued as of December 31, 1997 and reduced interest income for the first nine months of 1998 as compared to the same period of the prior year.

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

YEAR 2000
The Company is conducting a review of software and computer hardware products used both within the Company and by third parties which assist the Company in managing and operating its business to ensure that such products and systems will be "Year 2000" compliant. The Year 2000 problem is the result of computer programs being written to recognize two digits rather than four to define the applicable year causing computer programs to interpret a date using "00" as the year 1900 rather than the year 2000, which could result in product failures or miscalculations. The Company is undertaking actions to ensure that such products and systems will continue to function properly in the year 2000. The Company expects that all products and systems used by the Company to manage and operate its business will be Year 2000 compliant by mid 1999, to the extent that they are not already compliant. The Company intends to achieve such compliance primarily through regular updates and upgrades of such products and systems and does not expect the cost of achieving such compliance to be material. While the Company believes that software used to manage its business operations will be Year 2000 compliant, the Company may experience disruptions in its business operations as a result of use by customers and suppliers of the products and systems that is not Year 2000 compliant.

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

FACTORS WHICH MAY AFFECT FUTURE OPERATING RESULTS
This Quarterly Report on Form 10-Q contains forward-looking statements. For this purpose, any statements contained herein that are not statements of historical fact may be deemed to be forward-looking statements. Without limiting the foregoing, the words "believes," "anticipates," "plans," expects," intends" and similar expressions are intended to identify forward-looking statements. There are a number of important factors that could affect the future operating results of the Company, including, without limitation, the factors set forth with respect to availability of funds and those set forth in this section and under the heading "Factors Which May Affect Future Operating Results" and elsewhere in the Company's Annual Report on Form 10-K for the year ended December 31, 1997, as filed with the Securities and Exchange Commission, and the information contained in this Quarterly Report on Form 10-Q should be read in light of such factors.

RESTRUCTURING OF OPERATIONS. In 1997, in connection with the reorganization of the Company's development plans, the Company suspended its ALLERVAX(R) CAT, ALLERVAX(R) RAGWEED and its injectable multiple sclerosis program. The Company announced that it would continue its technical efforts in two programs: vaccines for drugs of abuse and recombinant proteins directed to the diagnosis and treatment of allergic diseases. In addition, the Company continued research on a nonparental product for the treatment of multiple sclerosis in collaboration with Schering which collaboration and research ended on March 31, 1998. The Company is considering various strategic alternatives with respect to its business, including further restructuring of operations, acquisition of additional technology, strategic alliances, merger or sale or dissolution of the Company. There can be no assurance that the Company will successfully complete any further restructuring of operations, acquisition of additional technology, strategic alliance, merger or sale in a timely manner or at all, or that any such action would enhance the competitive position or future success of the Company. The Company would be required to resolve any claims of creditors before a dissolution of the Company and a distribution of all of the assets of the Company to stockholders.

DEVELOPMENT STAGE OF THE COMPANY'S PRODUCTS. None of the Company's product candidates have completed human clinical testing. All of the Company's product candidates will require significant additional research, development, preclinical and/or clinical testing, regulatory approval and an additional commitment of resources prior to their successful development and commercialization. In addition, given the Company's limited personnel and other resources, the Company may be required to identify an appropriate strategic partner to assist it in undertaking any or all of the foregoing activities. There can be no assurance that the Company will be able to identify such a strategic partner or that the Company will not have to relinquish significant rights to its product candidates or technology in order to obtain such a partner.

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

PRODUCT LIABILITY. The testing, marketing and sale of human health care products entail an inherent risk of allegations of product defects, and there can be no assurance that substantial product liability claims will not be asserted against the Company. To manage its potential liability, the Company maintains clinical trial liability insurance coverage and seeks to include indemnity provisions in its contracts with clinical investigators. These indemnities generally do not protect the Company against certain of its own actions such as those involving its negligence or misconduct. In some cases, the Company is required to indemnify its investigators and others against its own actions. All such indemnities are subject to negotiation and their terms and scope may vary.

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

                           PART II. OTHER INFORMATION


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a)  Exhibit:


              Exhibit
               Number                        Exhibit
              -------                        -------
                   27                        Financial Data Schedule



         (b)   Reports on Form 8-K:          No Current Reports on Form 8-K were
                                             filed during the quarter ended
                                             September 30, 1998.

                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                           IMMULOGIC PHARMACEUTICAL CORPORATION
                                           -------------------------------------
                                                        (Registrant)



Date:   11/4/98                            /s/ J. Joseph Marr
-------------------------------            -----------------------
                                           J. Joseph Marr, M.D.
                                           President and Chief Executive Officer


Date:   11/4/98                            /s/ J. Richard Crowley
-------------------------------            -----------------------
                                           J. Richard Crowley
                                           Chief Financial Officer
                                           (Principal Financial and Accounting
                                           Officer)