Form 10-K
period 1998-12-31
IMMULOGIC PHARMACEUTICAL CORP /DE
filed 1999-03-31
CIK 873731

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                            ------------------------

                                   FORM 10-K

                    ANNUAL REPORT PURSUANT TO 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 1998
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

                610 LINCOLN STREET, WALTHAM, MASSACHUSETTS 02451
                                 (781) 466-6000
    (ADDRESS, INCLUDING ZIP CODE, AND TELEPHONE NUMBER, INCLUDING AREA CODE,
                  OF REGISTRANT'S PRINCIPAL EXECUTIVE OFFICES)

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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No __.

     Indicate by a check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to the Form 10-K. [X]

     The aggregate market value of the Common Stock held by non-affiliates of the registrant, based on the last sale price of the Common Stock reported on the Nasdaq National Market on March 17, 1999 was $37,568,796.

     The number of shares of Common Stock outstanding as of March 17, 1999 was 20,376,296.

                      DOCUMENTS INCORPORATED BY REFERENCE

     Portions of the ImmuLogic Pharmaceutical Corporation definitive Proxy Statement for the 1999 Annual Meeting of Stockholders incorporated by reference in Part III.
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                     PART I

ITEM 1.  BUSINESS

GENERAL

     ImmuLogic Pharmaceutical Corporation ("ImmuLogic" or the "Company") is a biopharmaceutical company, incorporated under the laws of the State of Delaware on March 26, 1987.

     In 1998, the Company announced that it was considering various strategic alternatives with respect to its business, including further restructuring of operations, acquisition of additional technology, strategic alliances, sale or merger or dissolution of the Company. During 1998, the Company focused on licensing or selling its technology and downsizing its operations. The Company entered into license agreements with Heska Corporation ("Heska") and Sankyo Co., Ltd. ("Sankyo"). Pursuant to its agreement with Heska, the Company granted Heska an exclusive, worldwide license (except as to Japan) to develop and commercialize the Company's recombinant allergen technology for diagnosis, immunotherapy and gene therapy for both companion animals and humans. The Company may receive license fees, milestone payments and royalties for both veterinary and human applications. The license to Heska is non-exclusive in Japan, where ImmuLogic licensed its recombinant allergen technology for Japanese cedar on a non-exclusive basis to Sankyo. Total revenues under these agreements totaled $200,000 for the year ended December 31, 1998.

     In December 1998, the Company signed an agreement with Cantab Pharmaceuticals plc ("Cantab") for the sale of the Company's assets and the transfer of control over the programs related to its drugs of addiction vaccine programs for the treatment of nicotine and cocaine addiction. The assets sold consisted primarily of patents and other intellectual property, as well as certain equipment and materials used in these programs and $6,000,000 in cash. In exchange for these assets, the Company received 2,566,845 new Cantab Ordinary Shares of 2p each having a fair market value at the time of the sale of approximately $9,000,000, which Ordinary Shares are represented by 855,615 American Depositary Receipts ("ADRs"). The sale of this stock is subject to certain restrictions through April 2000. In addition, Cantab may pay ImmuLogic up to a maximum of $11,000,000 in milestone payments contingent upon successful development of the two programs to the end of Phase II clinical trials. These payments may be made in cash or in additional ADRs or a combination thereof at Cantab's option. Finally, Cantab may also pay ImmuLogic a share of the net royalties it receives proportionate to the level of worldwide product sales achieved, if any.

     In February 1999, the Company announced that its Board of Directors had decided to conclude the business activities of the Company as soon as practicable. On March 23, 1999, the Company announced that its Board of Directors had approved a plan to liquidate and dissolve the Company. Implementation of this plan will require the approval of the stockholders of the Company, which approval the Company intends to seek at its 1999 Annual Meeting of Stockholders. Currently, the Company's business activities consist primarily of certain research and development activities on behalf of Cantab. The Company is reimbursed in full by Cantab for these research and development activities.

     The Board anticipates that, as part of the liquidation, the Company will return to its stockholders the sum of $36.7 million ($1.80 per share) based on 20,376,296 shares of Common Stock currently outstanding, plus the proceeds from the value realized from the disposition of the Cantab shares held by the Company, plus the value, if any, to be realized from the disposition of the

610 Lincoln Street lease, plus any residual cash held by the Company at the end of the liquidation period.

     ImmuLogic is a Delaware corporation and Delaware law requires that the Company stay in existence as a non-operating entity for three years from the date the Company files a certificate of dissolution in Delaware. During the dissolution period, the Company will attempt to convert its remaining assets to cash as expeditiously as possible. The Company will, as soon as possible, sell its shares of the stock of Cantab Pharmaceuticals plc, subject to the contractual limitations in place with respect to the disposition by the Company of such shares. The Company is currently unable to estimate with any certainty the amount of proceeds that it will realize upon the sale of the Cantab shares or any other assets of the Company, or the amounts of retained cash that will have to be used to satisfy contingent liabilities. Therefore, the Company cannot at this time predict the amount of any future distributions to be made to the Company's stockholders.

     The Company also will attempt to monetize the potential royalty streams from its agreements with Cantab, Sankyo, and Heska. Since these are potential revenues several years in the future, the Company does not anticipate that these will result in significant additional distributions for stockholders.

PATENTS AND PROPRIETARY RIGHTS

     ImmuLogic's material proprietary rights consisted of patents and licenses to patents in the following areas: general immunotherapy and autoimmune, allergy and drug abuse therapy.

     The Company's rights relating to general immunotherapy were licensed from Washington University and the Massachusetts Institute of Technology ("MIT"). The license from Washington University was terminated in January 1999. The Company has provided MIT notice of its intention to terminate this license and the termination is expected to become effective on July 27, 1999. A license payment of $50,000 will be due under the license from MIT in April 1999.

     The Company's patents relating to autoimmune therapy have been discontinued.

     The Company's patents relating to allergy therapy have been sublicensed to Heska and Sankyo, with the exception of those patents which pertain to the ALLERVAX(R) programs. The licenses to Heska and Sankyo provide for up-front payments and potential royalties. The Company's agreement with Heska provides that Heska will maintain the underlying patents.

     The Company's patents relating to drug abuse therapy have been sold to Cantab.

RISK FACTORS

     The Company and its future plans are subject to a number or risks and uncertainties, including those set forth below:

     The Company's plan to conclude the business activities of the Company and distribute the Company's assets to its stockholders is dependent upon the approval of such plan by the Company's stockholders. In addition, the success of this plan depends in large part upon the Company's ability to retain the services of certain of its current executives or to attract qualified replacements for them. The Company expects that the retention or attraction of qualified personnel will be difficult because the Company will be in liquidation.

     The Company cannot assure that it will be able to satisfy the requirements for continued listing of its common stock on the Nasdaq National Market. The rules of the Nasdaq Stock Market require that companies listed on the Nasdaq National Market satisfy certain requirements for listing, including that a listed company continue to have an operating business. If the Company completes its plans to conclude its business activities, it will no longer have an operating business. If Nasdaq delists the Company's common stock from the Nasdaq National Market, the ability of stockholders to buy and sell shares may be materially impaired.

     Any future payments which the Company may receive under its agreements with Heska, Sankyo and Cantab and, therefore, any future value which may be returned to the Company's stockholders with respect to those agreements, are dependent upon the successful development and, in large part, commercialization of the products licensed or sold to such companies, as the case may be. The respective ability of Heska, Sankyo and Cantab to develop and commercialize their products is subject to all of the risks and uncertainties inherent in the biotechnology industry, including those associated with the early stage of development of such products, government regulation, competition, patents and proprietary rights, manufacturing and marketing, additional financing requirements and access to capital, product liability and third-party reimbursement. There can be no assurance that any of these products will be successfully developed or commercialized

     In February 1999, the sale of the Company's assets related to its drugs of addiction vaccine programs for the treatment of nicotine and cocaine addiction to Cantab was completed, with an effective date of December 18, 1998. In exchange for these assets and cash totaling $6,000,000, the Company received 2,566,845 new Cantab Ordinary Shares of 2p each, which are represented by 855,615 American Depositary Receipts ("ADRs"). In addition, ImmuLogic is entitled to receive additional payments if Cantab achieves certain milestones in its cocaine and nicotine clinical development. These payments may at the option of Cantab be paid in ADRs. The ADRs held by the Company are subject to certain contractual limitations with respect to disposition of the shares. In addition, the ADRs currently held by the Company and which may be issued to the Company are subject to extreme price and volume fluctuations. Accordingly, neither the cash value which the Company receives upon disposition of such shares or the cash value to be distributed to the stockholders with respect thereto can be determined.

     The Company has announced that it intends to distribute to its stockholders the sum of $36.7 million plus proceeds from the liquidation of the Cantab ADRs plus the value, if any, to be realized from the disposition of its lease plus any residual cash held by the Company at the end of the liquidation period. Amounts expected to be distributed to the stockholders of the Company will be offset by amounts required to be paid by the Company in satisfaction of liabilities or claims that may arise. Accordingly, the total amount to be distributed to the stockholders cannot be determined.

EMPLOYEES

     As of March 17, 1999, the Company had five full-time employees. The Company considers its relations with its employees to be good. No Company employee is covered by a collective bargaining agreement.

ITEM 2.  PROPERTIES

     The Company's 85,000 square foot headquarters and research and development facility is located in Waltham, Massachusetts under a lease agreement which expires in August 2002. The Company has sub-leased the entire facility effective July 1, 1999. The Company is currently in the process of locating new space proportionate to its current level of operations.

ITEM 3.  LEGAL PROCEEDINGS

     None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None.

EXECUTIVE OFFICERS OF THE REGISTRANT

     The executive officers of the Company and their respective ages and positions with the Company as of March 17, 1999 are as follows:

                 NAME                    AGE              POSITION WITH THE COMPANY
                 ----                    ---              -------------------------
J. Joseph Marr, M.D....................  60     President and Chief Executive Officer
J. Richard Crowley.....................  43     Chief Financial Officer, Treasurer

     Dr. J. Joseph Marr was appointed President and Chief Executive Officer in June 1998. He joined ImmuLogic in July 1996 as Executive Vice President Research and Development, Chief Scientific Officer. In addition, Dr. Marr served as the Company's Acting President and Acting Chief Executive Officer from December 1996 to March 1997 and as the Company's President and Chief Operating Officer from March 1997 to June 1998. From 1993 to 1996, Dr. Marr held the position of Vice President, Research and Development at Ribozyme Pharmaceuticals, a pharmaceutical company. From 1989 to 1993, Dr. Marr was Senior Vice President, Discovery Research at Monsanto/Searle Research and Development where he managed a group of 240 scientists. Dr. Marr also served as a consultant with the World Health Organization ("WHO") from 1982 to 1992 during which time he designed and implemented certain late stage clinical trials for WHO. Dr. Marr held academic positions from 1982 to 1990, including Professor, Department of Medicine and Department of Biochemistry and Director of Infectious Diseases and Clinical Laboratories at the University of Colorado Health Sciences Center. From 1970 to 1982 Dr. Marr served on the faculty of Washington University School of Medicine, where he was Associate Professor of Medicine and Director, Microbiology Laboratories, and at St. Louis University School of Medicine, where he was Vice Chairman, Department of Medicine, Professor of Medicine and Microbiology. Dr. Marr received his B.S. degree from Xavier University and M.D. degree from Johns Hopkins University School of Medicine.

     J. Richard Crowley, a consultant to ImmuLogic, holds the position of interim Chief Financial Officer. Mr. Crowley is President of Keystone Consulting, a contract financial and operational management services firm. Mr. Crowley's experience from 1983 to 1995 includes senior financial and operational positions with the LittlePoint Corporation, TransNational Financial Services and the Crosby Vandenburgh Group. From 1979 to 1983, Mr. Crowley was employed by Price Waterhouse, during which time he obtained his C.P.A. Mr. Crowley holds a B.A. in Economics from Providence College.

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

                                                     HIGH      LOW
                                                     ----      ---
1997
  First Quarter....................................   $6 11/16 $3 9/16
  Second Quarter...................................    4 3/8    3 1/8
  Third Quarter....................................    4 7/64   2 3/4
  Fourth Quarter...................................    3 1/2    1 17/32
1998
  First Quarter....................................   $2 1/4   $1 3/8
  Second Quarter...................................    2 7/16   1 5/16
  Third Quarter....................................    2 1/16   1 5/16
  Fourth Quarter...................................    1 3/4    1 1/8

     On December 31, 1998, there were approximately 336 holders of record of the Company's Common Stock. The Company has never declared or paid any cash dividends on its capital stock. The Company currently intends to retain all earnings, if any, for use in its business and does not anticipate paying any cash dividends in the foreseeable future.

ITEM 6.  SELECTED FINANCIAL DATA

     The following selected financial data of the Company as of and for the five years ended December 31, 1998 are derived from the financial statements of the Company. The information set forth below should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" included as Item 7 and the financial statements and related footnotes included as Item 8 in this Form 10-K.

                                                     YEAR ENDED DECEMBER 31,
                                       ---------------------------------------------------
                                        1998       1997       1996       1995       1994
                                       -------   --------   --------   --------   --------
                                              (IN THOUSANDS, EXCEPT PER SHARE DATA)
Consolidated Statement of Operations
  Data:
Total revenues.......................  $ 4,345   $  2,049   $  9,239   $  7,758   $  6,335
Research and development expenses....    5,197     17,103     25,882     24,709     27,074
General and administrative
  expenses...........................    2,162      6,390      6,830      6,433      7,381
Net loss.............................     (310)   (18,119)   (18,870)   (19,151)   (25,306)
Basic and diluted net loss per
  share..............................    (0.02)     (0.89)     (0.93)     (1.12)     (1.70)
Weighted average number of common
  shares outstanding.................   20,362     20,273     20,206     17,035     14,843

                                                          DECEMBER 31,
                                       ---------------------------------------------------
                                        1998       1997       1996       1995       1994
                                       -------   --------   --------   --------   --------
                                                         (IN THOUSANDS)
Consolidated Balance Sheet Data:
Cash and cash equivalents and short-
  and long-term investments..........  $48,628   $ 52,293   $ 70,047   $ 85,960   $ 55,912
Total assets.........................   56,195     59,588     79,654     97,579     70,026
Long-term obligations................      275        325        375        425        475
Stockholders' equity.................   53,758     54,019     71,926     89,535     62,284
Dividends -- none....................       --         --         --         --         --

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

     Since inception, the Company had focused on the research and clinical development of products to treat allergies, autoimmune diseases, and vaccines for the management of drugs of abuse. In 1998, the Company announced that it was considering various strategic alternatives with respect to its business, including further restructuring of operations, acquisition of additional technology, strategic alliances, sale or merger or dissolution of the Company. During 1998, the Company focused on licensing or selling its technology and downsizing its operations. The Company entered into license agreements with Heska Corporation ("Heska") and Sankyo Co., Ltd. ("Sankyo"). Pursuant to its agreement with Heska, the Company granted Heska an exclusive, worldwide license (except as to Japan) to develop and commercialize the Company's recombinant allergen technology for diagnosis, immunotherapy and gene therapy for both companion animals and humans. The Company may receive license fees, milestone payments and royalties for both veterinary and human applications. The license to Heska is non-exclusive in Japan, where ImmuLogic licensed its recombinant allergen technology for Japanese cedar on a non-exclusive basis to Sankyo.

     In December 1998, the Company signed an agreement with Cantab Pharmaceuticals plc ("Cantab") for the sale of the Company's assets and the transfer of control over the programs related to its drugs of addiction vaccine programs for the treatment of nicotine and cocaine addiction. The assets sold consisted primarily of patents and other intellectual property, as well as certain equipment and materials used in these programs and $6,000,000 in cash. In exchange for these assets, the Company received 2,566,845 new Cantab Ordinary Shares of 2p each having a fair market value at the time of the sale of approximately $9,000,000, which Ordinary Shares are represented by 855,615 American Depositary Receipts ("ADRs"). The sale of this stock is subject to certain restrictions through April 2000. In addition, Cantab may pay ImmuLogic up to a maximum of $11,000,000 in milestone payments contingent upon successful development of the two programs to the end of Phase II clinical trials. These payments may be made in cash or in additional ADRs or a combination thereof at Cantab's option. Finally, Cantab may also pay ImmuLogic a share of the net royalties it receives proportionate to the level of worldwide product sales achieved, if any.

     In February 1999, the Company announced that its Board of Directors had decided to conclude the business activities of the Company as soon as practicable. On March 23, 1999, the Company announced that its Board of Directors had approved a plan to liquidate and dissolve the Company. Implementation of this plan will require the approval of the stockholders of the Company, which approval the Company intends to seek at its 1999 Annual Meeting of Stockholders. Currently, the Company's business activities consist primarily of certain research and development activities on behalf of Cantab. The Company is reimbursed in full by Cantab for these research and development activities.

     The Board anticipates that, as part of the liquidation, the Company will return to its stockholders the sum of $36.7 million ($1.80 per share) based on 20,376,296 shares of Common Stock currently outstanding, plus the proceeds from the value realized from the disposition of the Cantab shares held by the Company, plus the value, if any, to be realized from the disposition of the 610 Lincoln Street lease, plus any residual cash held by the Company at the end of the liquidation period.

     ImmuLogic is a Delaware corporation and Delaware law requires that the Company stay in existence as a non-operating entity for three years from the date the Company files a certificate of dissolution in Delaware. During the dissolution period, the Company will attempt to convert its remaining assets to cash as expeditiously as possible. The Company will, as soon as possible, sell its shares of the stock of Cantab Pharmaceuticals plc, subject to the contractual limitations in place with respect to the disposition by the Company of such shares. The Company is currently unable to estimate with any certainty the amount of proceeds that it will realize upon the sale of the Cantab shares or any other assets of the Company, or the amounts of retained cash that will have to be used to satisfy contingent liabilities. Therefore, the Company cannot at this time predict the amount of any future distributions to be made to the Company's stockholders.

     The Company also will attempt to monetize the potential royalty streams from its agreements with Cantab, Sankyo, and Heska. Since these are potential revenues several years in the future, the Company does not anticipate that these will result in significant additional distributions for stockholders.

RESULTS OF OPERATIONS

  Years Ended December 31, 1998 and 1997

     Total revenues in 1998 were $4,345,000 compared to $2,049,000 in 1997. The increase in total revenues from 1997 was primarily due to revenues recorded by the Company totaling $3,000,000 in December 1998 due from Cantab Pharmaceuticals plc ("Cantab") for the sale of the Company's assets related to its drugs of addiction vaccine programs for the treatment of nicotine and cocaine addiction. In addition , the Company received a total of $200,000 in license payments during 1998 from Heska Corporation ("Heska") and Sankyo Co., Ltd. ("Sankyo"). Sponsored research funding from Schering AG totaled $312,500 in 1998 as compared to $1,250,000 in 1997 due to the completion of the research funding under the agreement as of March 31, 1998. Revenue received from the National Institute of Health ("NIH") under the Company's grants was $832,000 and $615,000 in 1998 and 1997, respectively. The Company will not receive revenue under these grants going forward.

     Total operating expenses were $7,359,000 in 1998 compared to $23,492,000 in 1997. Research and development expenses were $5,197,000 in 1998 compared to $17,103,000 in 1997, a decrease of $11,906,000 or 69.6%. The decrease in operating and research and development expenses was primarily due to reduced headcount and related costs due to the discontinuation of all of the Company's research and development programs with the exception of the Company's drugs of addiction programs, which were both sold in December 1998. Severance costs related to the Company's downsizing totaled $150,000 and $1,211,000 in 1998 and 1997 respectively, and non-cash charges of $187,000 and $355,000 were recorded in 1998 and 1997 respectively for the writedown of the Company's leasehold improvements to their currently estimated net realizable value.

     General and administrative expenses were $2,162,000 in 1998 compared to $6,390,000 in 1997, a decrease of $4,228,000 or 66.2%. The decrease in general and administrative costs was due primarily to reduced headcount and related costs resulting from the Company's downsizing. Severance paid to the former chairman of the board of the Company during 1997 totaled $1,054,000 and additional severance costs related to the Company's downsizing totaling $43,000 and $882,000 in 1998 and 1997 respectively.

     Net interest income was $2,705,000 in 1998 compared to $3,325,000 in 1997, a decrease of $620,000 or 18.6%. The decrease resulted primarily from a lower average investable cash and investment balance resulting from cash used in operations during 1998.

  Years Ended December 31, 1997 and 1996

     Total revenues in 1997 were $2,049,000 compared to $9,239,000 in 1996. The decrease in total revenues from 1996 was primarily due to the receipt by the Company in 1996 of a one-time $7,000,000 payment from Hoechst Marion Roussel, Inc. (HMR) resolving all obligations related to the collaboration agreement between the Company and HMR, which was terminated by HMR on September 7, 1996. Sponsored research funding from Schering AG was $1,250,000 and $1,875,000 in 1997 and 1996, respectively. Revenue received from the NIH under the Company's grants was $615,000 and $364,000 in 1997 and 1996, respectively.

     Total operating expenses were $23,492,000 in 1997 compared to $32,712,000 in 1996. Research and development expenses were $17,103,000 in 1997 compared to $25,882,000 in 1996, a decrease of $8,779,000 or 33.9%. The decrease in operating and research and development expenses was primarily due to reduced headcount and related costs due to the discontinuation of the clinical development of the ALLERVAX(R) CAT and ALLERVAX(R) RAGWEED products. Offsetting this decrease was increased severance costs related to the Company's downsizing totaling $1,211,000 and a non- cash charge of $355,000 for the writedown of all of the Company's leasehold improvements to net realizable value.

     General and administrative expenses were $6,390,000 in 1997 compared to $6,830,000 in 1996, a decrease of $440,000 or 6.4%. The decrease in general and administrative costs was due primarily to reduced headcount and related costs resulting from the Company's downsizing, offset by severance paid to the former chairman of the board of the Company during 1997 totaling $1,054,000 and additional severance costs related to the Company's downsizing totaling $882,000.

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

LIQUIDITY AND CAPITAL RESOURCES

     Since inception, ImmuLogic has financed its operations through the sale of equity securities, sponsored research revenues, license and milestone payments, and interest earned on invested capital. The Company's total cash and investments balance at December 31, 1998 was $48,628,000, which included cash and cash equivalents of $18,856,000, short-term investments of $8,219,000 and long-term investments of $21,553,000. The Company has raised $134,100,000 from public equity offerings, received $24,000,000 from HMR in payments related to the joint collaboration agreement for its ALLERVAX(R) products, $7,000,000 from HMR for a final settlement payment upon the termination of the collaboration agreement between the Company and HMR, and $19,163,000 from

HMR related to a Common Stock and a stock option purchase. In addition, the Company has received research support payments of $5,938,000 from Schering AG under a joint collaboration agreement for its multiple sclerosis peptide therapeutic product and $8,000,000 in equity financing from Schering Berlin Venture Corporation. The Company also received a SBIR grant during 1996 from NIDA totaling approximately $700,000 to complete the preclinical development of the Company's therapy to treat cocaine addiction. In addition, the Company received a SPIRCAP grant during 1997 totaling approximately $2,200,000 to partially fund the clinical development of the Company's therapy to treat cocaine addiction which was to be received over four years beginning May 1, 1997. Net cash used in operating activities was $4,893,000 in 1998 compared to $17,194,000 and $16,156,000 in 1996 and 1995, respectively. As of December 31,
1998, the Company had invested $11,137,000 in property and equipment primarily in facility renovations, laboratory equipment, and the buildout of a GMP-grade manufacturing facility at the Company's Waltham, Massachusetts headquarters, the majority of which represents leasehold improvements which have been subleased to a third party.

     The Board of Directors has determined, subject to stockholder approval, to conclude the Company's business activities as soon as practicable. Therefore, the Company does not anticipate requiring any further funds and believes that the funds it has on hand will be sufficient to finance its activities during such period of time as is required to complete its business activities.

FUTURE RESULTS

     This Annual Report on Form 10K contains forward-looking statements. For this purpose, any statements contained herein that are not statements of historical fact may be deemed to be forward-looking statements. Without limiting the foregoing, the words "believes," "anticipates," "plans," "expects," "intends" and similar expressions are intended to identify forward-looking statements. There are a number of important factors that could cause the Company's actual results to differ materially from those indicated by such forward-looking statements. Such factors include those set forth below.

     The Company's plan to conclude the business activities of the Company and distribute the Company's assets to its stockholders is dependent upon the approval of such plan by the Company's stockholders. In addition, the success of this plan depends in large part upon the Company's ability to retain the services of certain of its current executives or to attract qualified replacements for them. The Company expects that the retention and attraction of qualified personnel will be difficult because the Company will be in liquidation.

     The Company cannot assure that it will be able to satisfy the requirements for continued listing of its common stock on the Nasdaq National Market. The rules of the Nasdaq Stock Market require that companies listed on the Nasdaq National Market satisfy certain requirements for listing, including that a listed company continue to have an operating business. If the Company completes its plans to conclude its business activities, it will no longer have an operating business. If Nasdaq delists the Company's common stock from the Nasdaq National Market, the ability of stockholders to buy and sell shares may be materially impaired.

     Any future payments which the Company may receive under its agreements with Heska, Sankyo and Cantab and, therefore, any future value which may be returned to the Company's stockholders with respect to those agreements, are dependent upon the successful development and in large part, commercialization of the products licensed or sold to such companies, as the case may be. The respective ability of Heska, Sankyo and Cantab to develop and commercialize their products is subject to all of the risks and uncertainties inherent in the biotechnology industry, including those associated with the early stage of development of such products, government regulation, competition, patents and proprietary rights, manufacturing and marketing, additional financing requirements and access to capital, product liability and third-party reimbursement. There can be no assurance that any of these products will be successfully developed or commercialized.

     In February 1999, the sale of the Company's assets related to its drugs of addiction vaccine programs for the treatment of nicotine and cocaine addiction to Cantab was completed, with an effective date of December 31, 1998. In exchange for these assets, and cash totaling $6,000,000 the Company received 2,566,845 new Cantab Ordinary Shares of 2p each, which are represented by 855,615 American Depositary Receipts ("ADRs"). In addition, ImmuLogic is entitled to receive additional payments if Cantab achieves certain milestones in its cocaine and nicotine clinical development. These payments may at the option of Cantab be paid in ADRs. The ADRs held by the Company are subject to certain contractual limitations with respect to disposition of the shares. In addition, the ADRs currently held by the Company and which may be issued to the Company are subject to extreme price and volume fluctuations. Accordingly, neither the cash value which the Company receives upon disposition of such shares or the cash value to be distributed to the stockholders with respect thereto can be determined.

     The Company has announced that it intends to distribute to its stockholders the sum of $36.5 million plus proceeds from the liquidation of the Cantab ADRs plus the value, if any, to be realized from the disposition of its lease plus any residual cash held by the Company at the end of the liquidation period. Amounts expected to be distributed to the stockholders of the Company will be offset by amounts required to be paid by the Company in satisfaction of liabilities or claims that may arise. Accordingly, the total amount to be distributed to the stockholders cannot be determined.

YEAR 2000

     Certain companies may face problems if the computer processors and software upon which they directly or indirectly rely are unable to process date values correctly upon the turn of the millennium ("Year 2000"). Such a system failure and corruption of data of the Company or its customers or suppliers could disrupt the Company's operations, including, among other things, a temporary inability to process transactions or engage in other business activities or to receive information or service from suppliers.

     The Company presently believes that its computer systems, software and other equipment will be Year 2000 compliant by the end of the first quarter of 1999. The Company has initiated communications with third party suppliers and requested that they represent that their products and services will be Year 2000 compliant and that they have a program to test for compliance. Costs incurred to date related to Year 2000 have not been material and future costs are not expected to be material.

     Because the Company currently anticipates that it will achieve Year 2000 compliance, it has not formulated a contingency plan. However, should the Company determine that there is significant risk that it may be unable to adhere to its compliance timetable, it will assess reasonably likely scenarios resulting from noncompliance and establish a contingency plan to address such scenarios.

NEW ACCOUNTING PRONOUNCEMENTS

     SFAS 131 "Disclosures about Segments of an Enterprise and Related Information" was issued in June 1997 and is effective for fiscal years beginning after December 31, 1997. SFAS 131 establishes standards for reporting financial and descriptive information about an enterprise's operating segments in its annual financial statements and selected segment information in interim financial reports. The Company has adopted SFAS 131 in 1998 and the adoption of SFAS 131 did not have any impact on its financial statement disclosures.

     In February 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 132 (SFAS 132) "Employers' Disclosures About Pensions and Other Post Retirement Benefits". SFAS 132 is effective for fiscal years beginning after December 31, 1997. The Company has adopted SFAS 132 in 1998 and the adoption of SFAS 132 did not have any impact on its financial statement disclosures.

     In April 1998, the Accounting Standards Executive Committee of the American Institute of Certified Public Accountants issued Statement of Position (SOP 98-5), "Accounting for the Cost of Start-Up Activities". SOP 98-5 requires all costs of start-up activities (as defined by the SOP) to be expensed as incurred. The Company has determined that the adoption of SOP 98-5 will have no impact on its consolidated financial statements.

     In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133 (SFAS 133), "Accounting for Derivative Instruments and Hedging Activities". This statement establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. The Company has determined that the adoption of SFAS 133, which is effective for all fiscal quarters of fiscal years beginning after June 15, 1999, will have no impact on its consolidated financial statements.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

     ImmuLogic maintains an investment portfolio the primary objectives of which are to preserve principal, maintain proper liquidity to meet operating needs and maximize yields. The Company's investment policy specifies credit quality standards for the Company's investments and limits the amount of credit exposure to any single issue, issuer or type of investment. The Company does not believe that it has any material exposure to market risk with respect to derivative or other financial instruments which would require disclosure under this item.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                       REPORT OF INDEPENDENT ACCOUNTANTS

TO THE BOARD OF DIRECTORS AND STOCKHOLDERS OF IMMULOGIC PHARMACEUTICAL
CORPORATION

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, cash flows and changes in stockholder's equity present fairly, in all material respects, the financial position of ImmuLogic Pharmaceutical Corporation as of December 31, 1998 and 1997, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1998, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.

As discussed in Notes A and D to the consolidated financial statements, on March 23, 1999, the Company's Board of Directors approved a plan to liquidate and dissolve the Company, which plan is subject to stockholder approval.

                                            /s/ PricewaterhouseCoopers LLP

                                            PRICEWATERHOUSECOOPERS LLP

Boston, Massachusetts
February 3, 1999, except
  as to the information
  in Notes A and D for
  which the date is
  March 23, 1999

                      IMMULOGIC PHARMACEUTICAL CORPORATION
                          CONSOLIDATED BALANCE SHEETS

                                                                DECEMBER 31,
                                                       ------------------------------
                                                           1998             1997
                                                       -------------    -------------
                                       ASSETS
Current assets:
  Cash and cash equivalents (Note F).................  $  18,855,527    $   8,436,836
  Short-term investments.............................      8,218,939       19,068,242
  Receivable from sale of programs...................      3,000,000               --
  Prepaid expenses and other current assets..........        351,106          561,132
                                                       -------------    -------------
           Total current assets......................     30,425,572       28,066,210
Property and equipment, net..........................      4,167,079        6,684,801
Long-term investments................................     21,553,126       24,788,175
Other assets.........................................         48,790           48,790
                                                       -------------    -------------
           Total assets..............................  $  56,194,567    $  59,587,976
                                                       =============    =============
                                     LIABILITIES
Current liabilities:
  Accounts payable...................................  $     185,096    $     539,243
  Accrued expenses (Note E)..........................      1,926,468        4,654,593
  Other current liabilities..........................         50,000           50,000
                                                       -------------    -------------
           Total current liabilities.................      2,161,564        5,243,836
Long-term liabilities................................        275,000          325,000
                                                       -------------    -------------
           Total liabilities.........................  $   2,436,564    $   5,568,836
                                                       =============    =============
Commitments (Notes D, J, K)
                                STOCKHOLDERS' EQUITY
Preferred stock, $.01 par value; 1,000,000 shares
  authorized; no shares issued or outstanding........             --               --
Common stock, $.01 par value; 40,000,000 shares
  authorized; 20,367,672 and 20,340,727 shares issued
  and outstanding at December 31, 1998 and 1997,
  respectively.......................................  $     203,677    $     203,407
Additional paid-in-capital...........................    185,298,513      185,250,346
Accumulated deficit..................................   (131,744,187)    (131,434,613)
                                                       -------------    -------------
           Total stockholders' equity................     53,758,003       54,019,140
                                                       -------------    -------------
           Total liabilities and stockholders'
             equity..................................  $  56,194,567    $  59,587,976
                                                       =============    =============

   The accompanying notes are an integral part of the consolidated financial statements.

                      IMMULOGIC PHARMACEUTICAL CORPORATION
                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                                    YEARS ENDED DECEMBER 31,
                                           -------------------------------------------
                                              1998            1997            1996
                                           -----------    ------------    ------------
Revenues:
  Sponsored research revenues............  $ 1,144,929    $  2,048,672    $  2,239,340
  Sale of programs (Note F)..............    3,000,000              --              --
  License revenues.......................      200,000              --              --
  Other revenues.........................           --              --       7,000,000
                                           -----------    ------------    ------------
           Total revenues................    4,344,929       2,048,672       9,239,340
                                           -----------    ------------    ------------
Operating expenses:
  Proprietary research and development...    4,052,646      14,615,582      24,061,291
  Sponsored research and development.....    1,144,929       2,486,984       1,820,929
  General administrative.................    2,161,594       6,389,593       6,829,889
                                           -----------    ------------    ------------
           Total operating expenses......    7,359,169      23,492,159      32,712,109
                                           -----------    ------------    ------------
Operating loss...........................   (3,014,240)    (21,443,487)    (23,472,769)
Interest income..........................    2,704,666       3,324,924       4,602,884
                                           -----------    ------------    ------------
Net loss.................................  $  (309,574)   $(18,118,563)   $(18,869,885)
                                           ===========    ============    ============
Basic and diluted net loss per common
  share..................................  $     (0.02)   $      (0.89)   $      (0.93)
                                           ===========    ============    ============
Weighted average number of common shares
  outstanding............................   20,362,157      20,273,315      20,206,004
                                           ===========    ============    ============

   The accompanying notes are an integral part of the consolidated financial statements.

                      IMMULOGIC PHARMACEUTICAL CORPORATION
                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                       YEARS ENDED DECEMBER 31,
                                              ------------------------------------------
                                                  1998           1997           1996
                                              ------------   ------------   ------------
Cash flows for operating activities:
  Net loss..................................  $   (309,574)  $(18,118,563)  $(18,869,885)
  Adjustments to reconcile net loss to net
     cash used in operating activities:
     Depreciation and amortization..........       680,042      2,447,378      2,786,851
     Write-off of leasehold improvements....       200,544        443,881             --
     Leasehold improvement sublease
        payments............................       480,461             --             --
     Shares issued for 401(k) employer
        match...............................        48,437        134,515        150,963
     Compensation expense...................            --          7,557             --
     Gain on sale of equipment..............       (70,396)       (13,765)       (18,828)
Changes in assets and liabilities:
  Prepaid expenses and other assets.........    (2,789,974)        63,996        111,174
  Accounts payable and accrued expenses.....    (3,082,272)    (2,108,886)      (266,438)
  Other current and long-term liabilities...       (50,000)       (50,000)       (50,000)
                                              ------------   ------------   ------------
           Total adjustments................    (4,583,158)       924,676      2,713,722
                                              ------------   ------------   ------------
Net cash used in operating activities.......    (4,892,732)   (17,193,887)   (16,156,163)
Cash flows from investing activities:
  Purchase of equipment.....................            --       (629,104)      (653,613)
  Purchase of leasehold improvements........            --        (15,661)       (27,368)
  Proceeds from sale of equipment...........     1,227,071         15,130         18,828
  Purchase of short-term investments........   (23,933,789)   (39,206,494)   (59,995,778)
  Redemption of short-term investments......    34,783,092     51,019,076     71,036,259
  Purchase of long-term investments.........    (2,871,538)   (24,294,056)    (5,965,026)
  Redemption of long-term investments.......     6,106,587     14,929,862     15,513,339
                                              ------------   ------------   ------------
Net cash provided by investing activities...    15,311,423      1,818,753     19,926,641
Cash flows from financing activities:
  Proceeds from exercise of stock options...            --         69,830        904,869
                                              ------------   ------------   ------------
Net cash provided by financing activities...            --         69,830        904,869
                                              ------------   ------------   ------------
Net increase (decrease) in cash and cash
  equivalents...............................    10,418,691    (15,305,304)     4,675,347
Cash and cash equivalents at beginning of
  period....................................     8,436,836     23,742,140     19,066,793
                                              ------------   ------------   ------------
Cash and cash equivalents at end of
  period....................................  $ 18,855,527   $  8,436,836   $ 23,742,140
                                              ============   ============   ============

   The accompanying notes are an integral part of the consolidated financial statements.

                      IMMULOGIC PHARMACEUTICAL CORPORATION
           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

                                              NO. OF
                                            SHARES OF                ADDITIONAL                                   TOTAL STOCK-
                                              COMMON      COMMON      PAID-IN        DEFERRED      ACCUMULATED      HOLDERS'
                                              STOCK       STOCK       CAPITAL      COMPENSATION      DEFICIT         EQUITY
                                            ----------   --------   ------------   ------------   -------------   ------------
BALANCE AT DECEMBER 31, 1995..............  19,924,471   $199,245   $183,796,108     $(14,000)    $ (94,446,165)  $ 89,535,188
                                            ----------   --------   ------------     --------     -------------   ------------
Exercise of common stock options..........     287,599      2,876        901,993                                       904,869
401(k) employer match.....................      12,446        124        150,839                                       150,963
Acceleration of stock options.............                               190,666     (190,666)                              --
Amortization of deferred compensation.....                                            204,666                          204,666
Net loss..................................                                                          (18,869,885)   (18,869,885)
                                            ----------   --------   ------------     --------     -------------   ------------
BALANCE AT DECEMBER 31, 1996..............  20,224,516    202,245    185,039,606           --      (113,316,050)    71,925,801
                                            ----------   --------   ------------     --------     -------------   ------------
Exercise of common stock options..........      85,947        859         68,971                                        69,830
401(k) employer match.....................      30,264        303        134,212                                       134,515
Compensation expense......................                                 7,557                                         7,557
Net loss..................................                                                          (18,118,563)   (18,118,563)
                                            ----------   --------   ------------     --------     -------------   ------------
BALANCE AT DECEMBER 31, 1997..............  20,340,727   $203,407   $185,250,346           --     $(131,434,613)  $ 54,019,140
                                            ----------   --------   ------------     --------     -------------   ------------
401(k) employer match.....................      26,945        270         48,167                                        48,437
Net loss..................................                                                             (309,574)      (309,574)
                                            ----------   --------   ------------     --------     -------------   ------------
BALANCE AT DECEMBER 31, 1998..............  20,367,672   $203,677   $185,298,513           --     $(131,744,187)  $ 53,758,003
                                            ==========   ========   ============     ========     =============   ============

   The accompanying notes are an integral part of the consolidated financial statements.

                      IMMULOGIC PHARMACEUTICAL CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

A.  NATURE OF BUSINESS

     ImmuLogic Pharmaceutical Corporation (ImmuLogic or the Company) is a biopharmaceutical company, which was developing novel products with a primary emphasis on the immunological treatment of addiction and the diagnosis and treatment of allergies. Since inception, the Company has not derived any revenues from product sales and has incurred significant operating losses. On March 23, 1999, the Company announced that its Board of Directors had approved a plan to liquidate and dissolve the Company. Implementation of this plan will require the approval of the stockholders of the Company, which approval the Company intends to seek at its 1999 Annual Meeting of Stockholders. The Board anticipates that, as part of the liquidation, the Company will return to its stockholders the sum of $36.7 million ($1.80 per share, based on 20,376,296 shares of Common Stock currently outstanding), plus the proceeds from the value realized from the disposition of shares of Cantab Pharmaceuticals plc held by the Company, plus the value, if any, to be realized from the disposition of the 610 Lincoln Street lease, plus any residual cash held by the Company at the end of the liquidation period. Currently, the Company's business activities consist primarily of certain research and development activities on behalf of Cantab. The Company is reimbursed in full by Cantab for these research and development activities.

     The consolidated financial statements of the Company as of December 31, 1998 were prepared under generally accepted accounting policies for a going concern entity and do not reflect changes in the carrying amounts of assets and liabilities which may be affected should the shareholders approve a plan of liquidation of the Company's assets. Amounts that may be affected include those related to the lease and sublease of the Company's Waltham, MA facility and amounts related to the carrying value of property, plant and equipment of the Company as well as possible adjustments of amounts related to other assets and liabilities of the Company including costs for severance, any future realization of royalties and the value upon the sale of Cantab stock.

B.  ACCOUNTING POLICIES

  Basis of Presentation

     The accompanying consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary, ImmuLogic Securities Corporation. All intercompany accounts and transactions have been eliminated.

  Use of Estimates

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make certain estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reported period. Actual results could differ from those estimates.

  Cash and Cash Equivalents

     Cash and cash equivalents consist of short-term interest-bearing instruments, primarily U.S. government sponsored agency notes, commercial paper, and money market accounts with original maturities of three months or less at the date of purchase. These investments are carried at cost plus accrued interest, which approximates market value.

                      IMMULOGIC PHARMACEUTICAL CORPORATION
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS --  (CONTINUED)

  Short-term Investments

     Short-term investments, with a maturity of more than three months but less than twelve months when purchased, consisted of U.S. government sponsored agency notes ($8,219,000) at December 31, 1998, and high-grade commercial paper ($12,649,000) and U.S. government sponsored agency notes ($6,419,000) at December 31, 1997. Short-term investments are stated at amortized cost plus accrued interest, which approximates market value.

  Long-term Investments

     Long-term investments, with a maturity of more than twelve months when purchased, consisted of high-grade commercial paper ($17,228,000) and highly-liquid bank certificates of deposit ($4,325,000) at December 31, 1998 and high-grade commercial paper ($20,415,000) and highly-liquid bank certificates of deposit ($4,373,000) at December 31, 1997. Long-term investments are stated at amortized cost plus accrued interest, which approximates market value.

     The amortized cost plus accrued interest, which approximates market value, of securities "held-to-maturity" by contractual maturity at December 31, 1998 is as follows:

                                                    HELD-TO-MATURITY
                                                    ----------------
Due within one year...............................    $48,628,000
Due after one year through five years.............             --
                                                      -----------
Total cash and cash equivalents and investments...    $48,628,000
                                                      ===========

     Actual maturities may differ from contractual maturities because the issuers of these securities may have the right to prepay obligations without prepayment penalties.

  Revenue Recognition

     Payments associated with rights to license or sublicense the Company's technology are recognized as revenue when payments are received and no future obligations exists under the terms of the agreement. Payments in connection with sponsored research and the sale of programs are recognized as revenue is earned under the terms of the agreements.

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

  Long-Lived Assets

     Management evaluates the recoverability of its long-lived assets when circumstances suggest there has been a permanent impairment in the value of these assets. Management makes this

                      IMMULOGIC PHARMACEUTICAL CORPORATION
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS --  (CONTINUED)

evaluation by assessing the carrying values of the asset against the anticipated future cash flows from related operating activities. Factors which management considers in performing this assessment include current operating results, trends and prospects, changes in management strategic direction and other economic factors.

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

  Net Loss per Common Share

     The basic loss per common share is computed based upon the weighted average number of common shares outstanding. The Company had 1,532,018, 1,993,218 and 2,750,223 options outstanding at December 31, 1998, 1997 and 1996, respectively. These options have not been included in the calculation of dilutive common equivalent shares however, since the effect of their inclusion would be anti-dilutive.

  Reclassifications

     Certain amounts in 1997 and 1996 have been reclassified to conform to the 1998 presentation.

  New Accounting Pronouncements

     SFAS 131 "Disclosures about Segments of an Enterprise and Related Information" was issued in June 1997 and is effective for fiscal years beginning after December 31, 1997. SFAS 131 establishes standards for reporting financial and descriptive information about an enterprise's operating segments in its annual financial statements and selected segment information in interim financial reports. The Company has adopted SFAS 131 in 1998 and the adoption of SFAS 131 did not have any impact on its financial statement disclosures.

     In February 1998, the Financial Accounting Standards Board issued Statement of financial Accounting Standards No. 132 (SFAS 132) "Employers' Disclosures About Pensions and Other Post Retirement Benefits". SFAS 132 is effective for fiscal years beginning after December 31, 1997. The Company has adopted SFAS 132 in 1998 and the adoption of SFAS 132 did not have any impact on its financial statement disclosures.

     In April 1998, the Accounting Standards Executive Committee of the American Institute of Certified Public Accountants issued Statement of Position (SOP 98-5), "Accounting for the Cost of Start-Up Activities". SOP 98-5 requires all costs of start-up activities (as defined by the SOP) to be

                      IMMULOGIC PHARMACEUTICAL CORPORATION
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS --  (CONTINUED)

expensed as incurred. The Company has determined that the adoption of SOP 98-5 will have no impact on its consolidated financial statements.

     In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133 (SFAS 133), "Accounting for Derivative Instruments and Hedging Activities". This statement establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. The Company has determined that the adoption of SFAS 133, which is effective for all fiscal quarters of fiscal years beginning after June 15, 1999, will have no impact on its consolidated financial statements.

C.  PROPERTY AND EQUIPMENT

     At December 31, 1998 and 1997, property and equipment consisted of:

                                                                1998           1997
                                                             -----------   ------------
Leasehold improvements.....................................  $ 9,649,198   $  9,650,314
Laboratory equipment.......................................    1,304,204      8,585,267
Furniture and fixtures.....................................           --        719,310
Office equipment...........................................      184,072        944,063
                                                             -----------   ------------
                                                             $11,137,474   $ 19,898,954
Less accumulated depreciation and amortization.............   (6,970,395)   (13,214,153)
                                                             -----------   ------------
Property and equipment, net................................  $ 4,167,079   $  6,684,801
                                                             ===========   ============

     During 1998, a majority of the Company's equipment and furniture was sold (see note D).

     Depreciation and amortization expense associated with property and equipment was approximately $680,000, $2,447,000, and $2,582,000 in 1998, 1997,
and 1996, respectively.

D.  RESTRUCTURING AND DISCONTINUATION OF OPERATIONS

     During 1997, the Company downsized its operations, discontinuing further clinical trials of its ALLERVAX(R) CAT and RAGWEED programs during 1997. As a result of this action, the Company reduced its workforce during 1997 and incurred $3,147,000 in severance costs for the termination of 66 employees, including $1,054,000 paid in accordance with the severance agreement entered into with the Former Chairman of the Board and scientific founder of the Company. Total employees of the Company decreased from 151 at December 31, 1996 to 27 as of March 1, 1998 as a result of the above mentioned 66 terminations and an additional 58 voluntary terminations. At December 31, 1997, remaining accrued expenses related to unpaid severance liabilities totaled $1,725,000, the majority of which was paid out in 1998. At December 31, 1998, approximately $260,000 remained in accrued expenses for severance costs.

     In 1998, the Company focused on licensing or selling its technology and downsizing its operations. During 1998, the Company entered into license agreements with Heska Corporation ("Heska") and Sankyo Co., Ltd. ("Sankyo"). In December 1998, the Company signed an agreement with Cantab Pharmaceuticals plc ("Cantab") for the sale of the Company's assets related to its drugs of addiction vaccine programs for the treatment of nicotine and cocaine addiction.

                      IMMULOGIC PHARMACEUTICAL CORPORATION
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS --  (CONTINUED)

     In addition, the Company entered into a sub-lease agreement for its Waltham, Massachusetts facility effective February 27, 1998, with the entire facility being subleased effective July 1, 1999. The sublease agreement covers the Company's future obligations due after June 30, 1999 under this lease. Non-cash charges of $201,000 and $444,000 were incurred during 1998 and 1997 respectively for the writedown of the Company's leasehold improvements to net realizable value based on an analysis performed in accordance with the provisions of SFAS 121 "Impairment of Long-Lived Assets". During 1998, the Company sold a majority of the equipment and furniture contained in the Waltham, Massachusetts facility with a net book value of $1,130,000, netting proceeds of approximately $1,200,000 resulting in a gain of $70,000. The Company also is planning for the sale of the Company's remaining equipment and furniture during 1999.

     In February 1999, the Company announced that its Board of Directors had decided to conclude the business activities of the Company as soon as practicable. On March 23, 1999, the Company announced that its Board of Directors had approved a plan to liquidate and dissolve the Company. Implementation of this plan will require the approval of the stockholders of the Company, which approval the Company intends to seek at its 1999 Annual Meeting of Stockholders.

E.  ACCRUED EXPENSES

     At December 31, 1998 and 1997, accrued expenses consisted of:

                                                        1998          1997
                                                     ----------    ----------
Rent...............................................  $  615,932    $1,015,756
Sublease deposit...................................     500,000            --
Payroll taxes......................................     288,036     1,796,047
Drug supply........................................     150,000        72,117
Professional fees..................................     113,640       481,411
Clinical trials....................................      77,500       535,524
Other..............................................     181,360       753,738
                                                     ----------    ----------
Total accrued expenses.............................  $1,926,468    $4,654,593
                                                     ==========    ==========

F.  SALE OF PROGRAMS

     In December 1998, the Company signed an agreement with Cantab Pharmaceuticals plc ("Cantab") for the sale of the Company's assets and the transfer of control over the programs related to its drugs of addiction vaccine programs for the treatment of nicotine and cocaine addiction. The assets sold consisted primarily of patents and other intellectual property, as well as certain equipment and materials used in these programs and $6,000,000 in cash which was remitted to Cantab in 1999. In exchange for these assets, the Company received 2,566,845 new Cantab Ordinary Shares of 2p each having a fair market value at the time of the sale of approximately $9,000,000, which Ordinary Shares are represented by 855,615 American Depositary Receipts ("ADRs"). The sale of this stock is subject to certain restrictions through April 2000. In addition, Cantab may pay ImmuLogic up to a maximum of $11,000,000 in milestone payments contingent upon successful development of the two programs to the end of Phase II clinical trials. These payments may be made in cash or in additional ADRs or a combination thereof at Cantab's option. Finally, Cantab may also pay ImmuLogic a share of the net royalties it receives proportionate to the

                      IMMULOGIC PHARMACEUTICAL CORPORATION
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS --  (CONTINUED)

level of worldwide product sales achieved, if any. The future value of the ADRs of Cantab which the Company currently holds and may hold in the future will be dependent not only upon the successful development and commercialization of the nicotine and cocaine vaccine programs sold to Cantab but Cantab's other products as well. In addition, general market conditions could also effect the value of the ADR's of Cantab.

     Accordingly, as of December 31, 1998 the Company had recorded net revenues of $3,000,000 under the sale of these programs which is included in the statement of operations and as a receivable under the heading "Receivable from sale of programs" in the Company's balance sheet as of December 31, 1998 as the closing of the transaction occurred in 1999.

     The Company has no further obligation to Cantab under the terms of this agreement.

G.  AGREEMENT WITH HOECHST MARION ROUSSEL

     In February 1992, the Company entered into a collaboration agreement with Hoechst Marion Roussel, Inc. (HMR) (formerly Marion Merrell Dow, Inc.) relating to the worldwide development and commercialization of the Company's family of five injectable ALLERVAX(R) allergy therapeutic products (the Collaboration Agreement). In March 1995, the Company and HMR signed a letter agreement for the joint manufacture of ALLERVAX(R) products. On March 7, 1996, HMR notified the Company that it was withdrawing from the Collaboration Agreement, effective September 7, 1996. The Company and HMR worked together to effect an orderly transition of responsibilities as the ALLERVAX(R) program shifted entirely to the Company. On October 30, 1996, the Company received a payment in the amount of $7,000,000, resolving all obligations relating to the program in a manner agreeable to both the Company and HMR. In addition, HMR transferred ALLERVAX(R) CEDAR and MITE peptide inventories to the Company to be used in future product development activities. No value has been attributed to these peptides as the Company will not further develop these programs. Under the terms of the Collaboration Agreement, upon termination of the collaboration, the Company regained all rights to the Company's ALLERVAX(R) allergy program including all injectable and oral therapeutics and complimentary recombinant allergy diagnostics.

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

H.  AGREEMENT WITH SCHERING AG

     In March 1995, the Company signed a collaboration agreement with Schering AG for the joint development and commercialization of the Company's peptide therapeutic to treat multiple sclerosis. Under this agreement, the Company would have received up to $7,500,000 in research support ($5,938,000 of which had been received through December 31, 1998) and up to $20,000,000 in milestone payments. The Company would pay one-third of the costs associated with clinical development and would receive a royalty on net sales, if any. During 1996, the parties agreed in concept to changes in the collaboration agreement under which milestone payments were restructured to payments made after successful product demonstration and research support funding

                      IMMULOGIC PHARMACEUTICAL CORPORATION
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS --  (CONTINUED)

from Schering AG during 1997 was reduced from $2,500,000 to $1,250,000. This funding was dedicated exclusively to the development of a nonparenterally administered therapeutic product for multiple sclerosis. If the Company were to move forward, the Company would fund all clinical development costs for the injectable therapeutic product for multiple sclerosis. During 1998, the Company received $312,500 in research funding from Schering AG. The research funding due under the collaboration agreement between the Company and Schering AG ended on March 31, 1998. Schering AG had the right, at its election, to participate in the development and commercialization of the injectable dosage form of this therapeutic should such development and commercialization occur. The Company has no plans to develop this product in the future. If Schering AG elected to develop this product, it would be required to reimburse the Company for a significant portion of development costs incurred to date and would be obligated to make certain milestone payments to the Company upon achievement of development milestones. Schering AG terminated the collaboration agreement with the Company as of November 1998.

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

I.  STOCKHOLDERS' EQUITY

  Common Stock

     At December 31, there were 20,367,672 and 20,340,727 common shares outstanding for the years 1998 and 1997, respectively.

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

                      IMMULOGIC PHARMACEUTICAL CORPORATION
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS --  (CONTINUED)

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

     Preferred Stock purchasable upon exercise of the Rights will not be redeemable. Each share of Preferred Stock will be entitled to a minimum preferential quarterly dividend payment of $10 per share and will be entitled to an aggregate dividend of 1,000 times the dividend declared per share on Common Stock. In the event of liquidation, the holders of the Preferred Stock will be entitled to a minimum preferential liquidation payment of $1,000 per share and will be entitled to an aggregate payment of 1,000 times the payment made per share of Common Stock. Each share of Preferred Stock will have 1,000 votes, voting together with the Common Stock. Finally, in the event of any merger, consolidation, or other transaction in which Common Stock is exchanged, each share of Preferred Stock will be entitled to receive 1,000 times the amount received per share of Common Stock. These rights are subject to adjustment for any stock split, stock dividend, recapitalization, or similar event. At December 31, 1998, 20,367,672 preferred stock purchase rights were outstanding.

  Stock Options

     The Company has several stock option plans under which incentive and nonqualified stock options to purchase a total of 3,064,219 shares (net of expirations) of Common Stock may be granted to employees, outside directors and consultants. The options are generally granted at fair market value on the date of the grant, generally vest ratably over a three, four or five year period and expire ten years from the date of grant. At December 31, 1998, there were 1,582,518 shares of Common Stock reserved for issuance under all the Company's stock option plans.

     SFAS 123, "Accounting for Stock-Based Compensation" requires that companies either recognize compensation expense for grants of stock, stock options, and other equity instruments based on fair value, or provide pro forma disclosure of net income and earnings per share in the notes to the financial statements. The Company follows the disclosure provisions of SFAS 123 and has applied APB Opinion 25 and related Interpretations in accounting for its plans. Accordingly, no compensation cost has been recognized for its employee and outside director stock options. Had compensation costs for the Company's employee and director stock-based compensation plans been determined based on the fair value at the grant dates as calculated in accordance with SFAS 123,

                      IMMULOGIC PHARMACEUTICAL CORPORATION
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS --  (CONTINUED)

the Company's net loss and basic and diluted net loss per share for the years ended December 31, 1998, 1997 and 1996 would have been as follows:

                                    1998                     1997                     1996
                           ----------------------   ----------------------   ----------------------
                                        NET LOSS                 NET LOSS                 NET LOSS
                            NET LOSS    PER SHARE    NET LOSS    PER SHARE    NET LOSS    PER SHARE
                           ----------   ---------   ----------   ---------   ----------   ---------
                           (IN 000'S)               (IN 000'S)               (IN 000'S)
As Reported..............   $  (310)     $(0.02)     $(18,119)    $(0.89)     $(18,870)    $(0.93)
                            =======      ======      ========     ======      ========     ======
Proforma.................   $(1,566)     $(0.08)     $(19,227)    $(0.95)     $(20,740)    $(1.03)
                            =======      ======      ========     ======      ========     ======

     The effects of applying SFAS 123 in this proforma disclosure are not likely to be representative of the effects on reported net income for future years. SFAS 123 does not apply to awards granted prior to 1995 and no additional awards are anticipated in future years.

     The fair value of each stock option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions: an expected life of approximately 4 years, expected volatility of 66%, 63% and 63% for the years ended December 31, 1998, 1997 and 1996 respectively, a dividend yield of 0% and a risk-free interest rate of 4.6%, 6.5% and 6.3% for the years ended December 31, 1998, 1997 and 1996 respectively.

     From inception through December 31, 1998, the Company has granted options for 3,013,719 shares (net of cancellations) under all its stock option plans, of which options for 1,481,701 shares have been exercised. In 1996, 247,500 shares under the employee stock option plans were accelerated in connection with the resignation of three executive officers of the Company. Accordingly, an increase in deferred compensation and additional paid-in-capital in the amount of $190,666 in total for all officers to recognize the acceleration was recorded as of the resignation date of each officer.

     The Company's stock option plan activity is summarized as follows:

                                                   NUMBER      WEIGHTED AVERAGE
                                                 OF OPTIONS     EXERCISE PRICE
                                                 ----------    ----------------
OUTSTANDING AT DECEMBER 31, 1995...............   2,852,472         $ 8.21
Granted during 1996............................     596,250          10.07
Exercised during 1996..........................    (287,599)          3.72
Canceled during 1996...........................    (410,900)          8.26
                                                 ----------         ------
OUTSTANDING AT DECEMBER 31, 1996...............   2,750,223           9.12
                                                 ----------         ------
Granted during 1997............................     549,650           4.09
Exercised during 1997..........................     (85,947)           .81
Canceled during 1997...........................  (1,220,708)          8.87
                                                 ----------         ------
OUTSTANDING AT DECEMBER 31, 1997...............   1,993,218           8.25
Granted during 1998............................     313,000           1.44
Exercised during 1998..........................          --             --

                      IMMULOGIC PHARMACEUTICAL CORPORATION
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS --  (CONTINUED)

                                                   NUMBER      WEIGHTED AVERAGE
                                                 OF OPTIONS     EXERCISE PRICE
                                                 ----------    ----------------
Canceled during 1998...........................    (774,200)          9.17
                                                 ----------         ------
OUTSTANDING AT DECEMBER 31, 1998...............   1,532,018         $ 7.98
                                                 ==========         ======

     There were 1,059,819, 1,524,870, and 1,342,401 options exercisable for the years ended December 31, 1998, 1997, and 1996, respectively. The weighted average fair value of the options granted during 1998, 1997 and 1996, as calculated using the Black-Scholes option pricing model, were estimated at $0.77, $2.20 and $5.47, respectively.

     The following table summarizes information about stock options outstanding at December 31, 1998:

                   OPTIONS OUTSTANDING                           OPTIONS EXERCISABLE
----------------------------------------------------------   ----------------------------
                              WEIGHTED-
                               AVERAGE
  RANGE OF                    REMAINING       WEIGHTED-                      WEIGHTED-
  EXERCISE       NUMBER      CONTRACTUAL       AVERAGE         NUMBER         AVERAGE
   PRICES      OUTSTANDING   LIFE (YEARS)   EXERCISE PRICE   EXERCISABLE   EXERCISE PRICE
-------------  -----------   ------------   --------------   -----------   --------------
$ 0.80-$ 5.00     680,743        8.87           $2.79           258,508        $3.87
  5.01- 10.00     606,150        5.56            7.69           559,799         7.62
 10.01- 15.00     201,375        6.27           11.85           197,762        11.85
 15.01- 20.25      43,750        7.09           19.25            43,750        19.25
                ---------        ----           -----         ---------        -----
$ 0.25-$20.25   1,532,018        7.17           $6.39         1,059,819        $7.98
                =========        ====           =====         =========        =====

     Although the majority of the Company's stock options outstanding have an exercise price in excess of the fair market value of the Company's stock at December 31, 1998, total proceeds to the Company if all stock options were exercised would be $9,791,000.

J.  LICENSE AGREEMENT

     In May 1987, the Company entered into an agreement with the Massachusetts Institute of Technology (MIT) under which the Company was granted a worldwide, exclusive license under certain patent applications. In connection with the license grant, the Company issued 185,000 shares of its Common Stock at a price of $.01 per share and made a payment of $250,000 to MIT. The license agreement, as amended, calls for royalties to be paid on the sale of products using the technology covered by the patents and for an additional payment of $750,000, $125,000 of which was paid in April 1992 and the remainder to be paid in annual installments of $50,000, beginning in April 1993 and ending in April 2005, subject to an acceleration provision tied to the allowance of certain pending patent claims. At December 31, 1998, the financial statements included $50,000 in other current liabilities and $275,000 in long-term liabilities related to the license agreement. The Company has provided MIT notice of its intention to terminate this license and the termination is expected to become effective on July 27, 1999. As a result of the termination, the total due under the agreement will be reduced to $50,000 in 1999 and which is payable in April 1999. No further amounts are due under this agreement.

                      IMMULOGIC PHARMACEUTICAL CORPORATION
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS --  (CONTINUED)

K.  LEASE COMMITMENTS

     In September 1992, the Company entered into an operating lease agreement for a headquarters and research and development facility in Waltham, Massachusetts. This lease agreement expires in August 2002 and is renewable at the Company's option for up to three additional five-year periods. Under the terms of this lease, the Company is obligated to pay its prorated share of common operating expenses and real estate taxes as well as base rent (see note
D).

     With respect to the Company's operating lease for its Palo Alto, California research facility, which expires in March 1999, the Palo Alto research facility was sub-leased under two agreements, which cover the Company's future obligations under this lease.

     Rental expense incurred under all of the Company's operating lease agreements was $911,000, $1,704,000 and $1,595,000 in 1998, 1997, and 1996,
respectively.

     Future minimum lease payments for the respective years ended December 31 are as follows:

                                                    OPERATING LEASES
                                                    ----------------
1999..............................................    $ 1,439,217
2000..............................................      1,282,876
2001..............................................      1,311,348
2002..............................................        874,232
After 2002........................................             --
                                                      -----------
Minimum lease payments............................    $ 4,907,673
Sub-leases for the Waltham facility...............     (4,591,895)
Sub-leases for the Palo Alto facility.............       (171,600)
                                                      -----------
Net minimum lease payments........................    $   144,178
                                                      ===========

L.  EMPLOYEE BENEFITS

     The Company has a 401(k) savings plan (the Plan) which is available to all of its qualified permanent employees. Participants may contribute up to 15 percent of their annual compensation to the Plan, subject to certain limitations. The employer match to the Plan is in the form of Company Common Stock and is calculated as the lesser of up to one-half of six percent of a participant's total compensation or $2,000 annually in value of Common Stock. The fair market value on the date of issuance of the Common Stock pursuant to the matching contributions totaled approximately $25,000, $90,000 and $158,000 in 1998, 1997 and 1996, respectively.

M.  INCOME TAXES

     At December 31, 1998 the Company had available for federal income tax purposes net operating loss carryforwards of approximately $129,000,000 expiring in the years 2002 through 2012, which are available to reduce future federal taxable income. The Company also has available research and experimentation tax credits of approximately $3,700,000 at December 31, 1998, expiring in the years 2002 through 2018. The net operating loss carryforwards are subject to limitation in any given year in the event of significant changes in ownership. The Company has established a valuation reserve against the entire deferred tax asset arising from these carryforwards

                      IMMULOGIC PHARMACEUTICAL CORPORATION
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS --  (CONTINUED)

due to the uncertainty of earning sufficient taxable income and accordingly, has not given recognition to these tax benefits in the accompanying financial statements. The Company does not believe these operating loss carryforwards have significant value.

     Significant components of the Company's deferred tax assets are as follows:

                                                    DECEMBER 31,
                                            ----------------------------
                                                1998            1997
                                            ------------    ------------
Deferred tax assets:
     Net operating loss and tax credit
        carryforwards.....................  $ 56,988,972    $ 51,879,838
     Depreciation.........................     2,630,050       2,412,207
     Accrued expenses.....................       326,764         324,653
     MIT license agreement................       130,000         150,000
     Other................................        31,380          31,132
                                            ------------    ------------
Total deferred tax assets:................    60,107,166      54,797,830
Valuation allowance.......................   (60,107,166)    (54,797,830)
                                            ------------    ------------
Net deferred tax assets...................  $         --    $         --
                                            ============    ============

ITEM 9.  CHANGES IN AND DISAGREEMENTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The information required by this item is incorporated by reference from the section titled "Election of Directors" in the definitive proxy statement for the Company's 1999 Annual Meeting of Stockholders ("1999 Proxy Statement"), which the Company intends to file with the Securities and Exchange Commission (the "Commission") no later than April 30, 1999.

     Information relating to the Company's executive officers as of March 17, 1999 is furnished in Part I hereof under a separate unnumbered caption titled "Executive Officers of the Registrant."

ITEM 11.  EXECUTIVE COMPENSATION

     The information required by this item is incorporated by reference from the section titled "Executive Compensation" in the Company's 1999 Proxy Statement, which the Company intends to file with the Commission no later than April 30, 1999.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The information required by this item is incorporated by reference from the section titled "Security Ownership of Certain Beneficial Owners and Management" and " Election of Directors" in the Company's 1999 Proxy Statement, which the Company intends to file with the Commission no later than April 30, 1999.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The information required by this item is incorporated by reference from the section titled "Certain Transactions" in the Company's 1999 Proxy Statement, which the Company intends to file with the Commission no later than April 30, 1999.

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

     (A)  Documents filed as part of this report:

     1. FINANCIAL STATEMENTS

     The following financial statements are included in Part II Item 8 filed as part of this Form 10-K:

     Report of Independent Accountants

     Consolidated Balance Sheets as of December 31, 1998 and 1997

    Consolidated Statements of Operations for the years ended December 31, 1998, 1997 and 1996

    Consolidated Statements of Cash Flows for the years ended December 31, 1998, 1997 and 1996

    Consolidated Statements of Changes in Stockholders' Equity for the years ended December 31, 1998, 1997 and 1996

     Notes to Consolidated Financial Statements

     2.  FINANCIAL STATEMENT SCHEDULES

     The Financial Statement Schedules have been omitted because they are either not applicable or the required information is included in the Consolidated Financial Statements or Notes thereto.

     3.  EXHIBITS REQUIRED BY ITEM 601 OF REGULATION S-K

     The Exhibit Index is set forth on page XX of this Form 10-K immediately preceding the exhibits filed as part of this annual report on Form 10-K and is incorporated by reference herein.

     (B) Reports filed on Form 8-K for the quarter ended December 31, 1998.

     Current Report on Form 8-K dated December 18, 1998.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                            IMMULOGIC PHARMACEUTICAL CORPORATION

                                            By:     /s/ J. JOSEPH MARR
                                              ----------------------------------
                                                        J. Joseph Marr
                                              President, Chief Executive Officer

Date: March 23, 1999

     Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

                   SIGNATURE                           DATE                     TITLE
                   ---------                           ----                     -----

/s/ J. JOSEPH MARR                                March 23, 1999   President, Chief Executive
------------------------------------------------                   Officer (Principal Executive
J. Joseph Marr                                                     Officer)

/s/ J. RICHARD CROWLEY                            March 23, 1999   Chief Financial Officer
------------------------------------------------                   (Principal Financial Officer)
J. Richard Crowley

/s/ C. GARRISON FATHMAN                           March 23, 1999   Director
------------------------------------------------
C. Garrison Fathman

/s/ SAMUEL C. FLEMING                             March 23, 1999   Director
------------------------------------------------
Samuel C. Fleming

/s/ PAUL A. FRIEDMAN                              March 23, 1999   Director
------------------------------------------------
Paul A. Friedman

/s/ CARL S. GOLDFISCHER                           March 23, 1999   Director
------------------------------------------------
Carl S. Goldfischer

/s/ RICHARD F. POPS                               March 23, 1999   Director
------------------------------------------------
Richard F. Pops

                                 EXHIBIT INDEX

                      IMMULOGIC PHARMACEUTICAL CORPORATION
                                 ANNUAL REPORT
                               FORM 10-K -- 1998

EXHIBIT NO.                              DESCRIPTION
-----------                              -----------
  3.01(16)       Restated Certificate of Incorporation of the Registrant, as
                 amended.
  3.02(1)        Amended and Restated By-laws of the Registrant.
  4.01(1)        Specimen certificate for shares of the Registrant's Common
                 Stock.
  4.02(1)        Description of capital stock (contained in the Restated
                 Certificate of Incorporation the Registrant, as amended,
                 filed as Exhibit 3.01).
+10.01(1)        License Agreement between the Registrant and Massachusetts
                 Institute of Technology, dated as of April 3, 1987 (the "MIT
                 Agreement").
 10.02(3)        Amendment, dated November 1, 1991, to MIT Agreement.
 10.03(5)        Amendment, dated October 1, 1992, to MIT Agreement.
+10.04(7)        Amendment, dated April 1, 1994, to the MIT Agreement.
 10.05(1)        Research Collaboration and License Agreement between the
                 Registrant and Merck & Co., Inc., dated September 29, 1989
                 (the "Merck Agreement").
 10.06(5)        Amendment, dated June 29, 1992, to the Merck Agreement.
 10.07(1)        Agreement between the Registrant and the University of North
                 Carolina, dated July 27, 1989.
+10.08(1)        License Agreement and Sponsored Research Agreement between the Registrant and the University of Melbourne, dated
                 December 15, 1989.
 10.09(9)        Agreement to Vary Licensed and Sponsored Research Agreement,
                 dated December 15, 1992, between the Registrant and The
                 University of Melbourne.
+10.10(1)        Agreement between the Registrant and Princess Margaret
                 Children's Medical Research Foundation (Inc.) ("Princess
                 Margaret"), dated June 1, 1990.
 10.11(1)        Series C Convertible Preferred Stock Purchase Agreement
                 between the Registrant and certain Series C Preferred Stock
                 Purchasers, dated October 4, 1989.
*10.12(1)        Amended and Restated 1987 Stock Option Plan, as amended.
*10.13(15)       1993 Director's Stock Option Plan.
 10.14(1)        Lease Agreement between the Registrant and 855 Cal
                 Associates for the lease of premises at 855 California
                 Avenue, Palo Alto, California, dated December 12, 1988.
 10.15(5)        Lease Agreement, dated March 12, 1992, between the
                 Registrant and 855 Cal Associates for the lease of premises at 855 California Avenue, Palo Alto, California.
 10.16(3)        Office Lease, dated November 13, 1991, between the
                 Registrant and Lincoln Street Trust.
 10.17(2)        Stock Purchase Agreement, dated November 20, 1991, between
                 Registrant and Marion Merrell Dow, Inc.

EXHIBIT NO.                              DESCRIPTION
-----------                              -----------
 10.18(10)       Amendment effective December 12, 1994 to the Stock Purchase
                 Agreement, dated November 20, 1991, between the Registrant and Marion Merrell Dow, Inc.
+10.19(4)        Research Collaboration Agreement, dated February 14, 1992, between the Registrant and Marion Merrell Dow, Inc.
+10.20(10)       Letter Agreement, dated March 2, 1995 between the Registrant and Marion Merrell Dow, Inc. effective October 3, 1994.
 10.21(11)       Amendment to the Collaboration Agreement between the
                 Registrant and Marion Merrell Dow, Inc. effective October 3,
                 1994.
+10.22(5)        Agreement to Vary License Agreement, dated as of December
                 18, 1991, among the Registrant, Princess Margaret and
                 Western Australian Research Institute for Child Health Ltd.
                 ("WARICH").
 10.23(9)        Amendment to License Agreement effective December 18, 1991 among the Registrant, Princess Margaret and WARICH.
 10.24(6)        Amendment to License Agreement effective December 18, 1991 among the Registrant, Princess Margaret and WARICH.
 10.25(11)       License and Collaboration Agreement dated as of March 17,
                 1995 between the Registrant and Schering AG, Germany.
 10.26(11)       Stock Purchase Agreement dated as of March 17, 1995 between the Registrant and Schering Berlin Venture Corporation.
 10.27(14)       Rights Agreement dated as of August 1, 1995, between the
                 Registrant and the First National Bank of Boston.
*10.28(13)       Severance Plan for Executive Officers adopted July 11, 1995.
*10.29(15)       Form of Employment Agreement, dated November 16, 1995
                 between the Registrant and Executive Officers.
*10.30(16)       Amendment to Registrant's 1993 Directors' Stock option Plan.
*10.31(17)       Severance and Settlement Agreement and Release dated as of
                 December 4, 1996 between the Registrant and Robert J.
                 Gerety.
*10.32(17)       Severance and Settlement Agreement dated as of March 4, 1997 between the Registrant and Malcolm L. Gefter.
 10.33(17)       Agreement dated October 25, 1996 between the Registrant and
                 Hoechst Marion Roussel, Inc.
 10.34(17)       Amendment No. 1 to Rights Agreement dated as of April 3,
                 1996.
*10.35(17)       Consultation Agreement dated as of January 1, 1992 between the Registrant and C. Garrison Fathman.
*10.36(7)        Amendment dated April 11, 1994 to the Consultation Agreement between the Registrant and C. Garrison Fathman.
*10.37(10)       Amendment dated January 16, 1995 to the Consultation
                 Agreement between the Registrant and C. Garrison Fathman.
*10.38(17)       Letter Agreement dated December 8, 1995 extending the
                 Consultation Agreement between the Registrant and C.
                 Garrison Fathman.

EXHIBIT NO.                              DESCRIPTION
-----------                              -----------
 10.39(18)       Consultation Agreement dated May 13, 1997 between the
                 Registrant and J. Richard Crowley.
 10.40(19)       Sublease dated January 22, 1998 between the Registrant as
                 sublandlord and Scriptgen Pharmaceuticals, Inc. as subtenant for the facility at 610 Lincoln Street, Waltham,
                 Massachusetts.
 10.41(20)       License Agreement, dated June 16, 1998, by and between the
                 Registrant and Heska Corporation.
 10.42(21)       Purchase Agreement, dated December 18, 1998, by and between the Registrant and Cantab Pharmaceuticals plc.
 21.01(1)        Subsidiaries of the Registrant.
 23.01           Consent of PricewaterhouseCoopers LLP.
 27.01           Financial Data Schedule.

---------------
    + Confidential treatment requested as to certain portions.

    * Management contract or compensatory plan or arrangement filed as an exhibit to this Form 10-K pursuant to Items 14(a) and 14(c) of Form 10-K
---------------
 (1) Incorporated by reference to the Company's Registration Statement on Form S-1 (File No. 33-39592).

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

(18) Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the period ended June 30, 1997.

(19) Incorporated by reference to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1997.

(20) Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1998.

(21) Incorporated by reference to the Company's Current Report on Form 8-K dated February 2, 1999.

      The Company will furnish copies of any of the above exhibits at reasonable cost to its shareholders and upon written request to Investor Relations, 610 Lincoln Street, Waltham, MA 02451.