Form 10-K405/A
period 1998-12-31
IMMULOGIC PHARMACEUTICAL CORP /DE
filed 1999-04-30
CIK 873731

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-K/A
                               AMENDMENT NO. 1 TO
                    ANNUAL REPORT PURSUANT TO 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

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
                                       --   --

Indicate by a check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to the Form 10-K. [ X ]

The aggregate market value of the Common Stock held by non-affiliates of the registrant, based on the last sale price of the Common Stock reported on the Nasdaq National Market on March 29, 1999 was $28,086,565.

The number of shares of Common Stock outstanding as of March 29, 1999 was 20,376,296.

                       DOCUMENTS INCORPORATED BY REFERENCE
None.

         ImmuLogic Pharmaceutical Corporation (the "Company") hereby amends its Annual Report on Form 10-K for the year ended December 31, 1998 to include the information required under Part III.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         The following table sets forth the names, ages and positions of the executive officers and directors of the Company as of April 15, 1999.


                  Name                     Age              Position

         J. Richard Crowley                 43       President, Secretary and
                                                     Treasurer of the Company

         Carl S. Goldfischer, M.D.          40       Director

         C. Garrison Fathman, M.D.          56       Director

         Samuel C. Fleming                  58       Director

         Paul A. Friedman, M.D.             56       Director

         J. Joseph Marr, M.D.               60       Director

         Richard F. Pops                    37       Director

         Mr. J. Richard Crowley, a consultant to the Company, served as the Company's interim Chief Financial Officer from May 1997 until April 1, 1999, when he was appointed President, Secretary and Treasurer. Mr. Crowley is President of Keystone Consulting, a contract financial and operational management services firm which he founded in 1995. Mr. Crowley's experience from 1983 to 1995 includes senior financial and operational positions with the LittlePoint Corporation, a children's consumer products company, TransNational Financial Services, a marketer of financial products to affinity groups, and the Crosby Vandenburgh Group, a contract publisher. From 1979 to 1983, Mr. Crowley was with Price Waterhouse, during which time he obtained his C.P.A. Mr. Crowley holds a B.A. in Economics from Providence College.

         Dr. Carl S. Goldfischer became a member of the Company's Board of Directors in March 1997. Dr. Goldfischer has served as Vice President, Finance and Strategic Planning and Chief Financial Officer of ImClone Systems, Inc., a publicly-held biotechnology company, since May 1996. From June 1994 until May 1996, Dr. Goldfischer served as a health care analyst with Reliance Insurance, an insurance company. From June 1991 until June 1994, Dr. Goldfischer was Director of Research for D. Blech & Co., a securities firm. Dr. Goldfischer received a doctorate of medicine from

Albert Einstein College of Medicine in 1988 and served as a resident in radiation oncology at Montefiore Hospital of the Albert Einstein College of Medicine until 1991.

         Dr. C. Garrison Fathman became a member of the Company's Board of Directors in March 1997. Dr. Fathman is a Professor of Medicine and the Director of the Center for Clinical Immunology at Stanford University School of Medicine, where he joined the faculty in 1981. He was previously on the faculty at the Mayo Clinic from 1977 to 1981 and a Member of the Basel Institute for Immunology from 1975 to 1977. He is a member of the American Association of Immunologists and the Clinical Immunology Society. Dr. Fathman received a B.A. from the University of Kentucky and an M.D. from Washington University School of Medicine. Dr. Fathman has served as a consultant to the Company from 1988 to 1998.

         Mr. Samuel C. Fleming became a member of the Company's Board of Directors in September 1996. Since 1990, Mr. Fleming has been the Chairman and Chief Executive Officer of Decision Resources Inc., a health care research and consulting company. From 1967 to 1990, Mr. Fleming held various positions at Arthur D. Little, Inc., most recently as Senior Vice President, Member of the Corporate Management Committee and Chairman of Arthur D. Little Decision Resources, which he founded in the mid-1970s. Mr. Fleming received a B.Ch.E. from Cornell University and an M.B.A. from Harvard Business School. He serves as a Director of CareGroup, Inc. and a Trustee of Cambridgeport Bank and the Standish Ayer & Wood Investment Trust.

         Dr. Paul A. Friedman became a member of the Company's Board of Directors in September 1996. Dr. Friedman has been President of DuPont Merck Research Labs, a pharmaceutical research company, since 1994. He was a Senior Vice President of Merck Research Labs, a pharmaceutical research company, from 1992 to 1994 and was first a Senior Director and Head and then Executive Director and Head of the Department of Pharmacology at Merck Sharp & Dohme Research Labs from 1985 to 1989. Between 1974 and 1985, he held various positions at Peter Bent Brigham Hospital, Children's Hospital Medical Center, the Center for Blood Research, Harvard Medical School and Beth Israel Hospital. Dr. Friedman received a A.B. from Princeton University and an M.D. from Harvard Medical School.

         Mr. Richard F. Pops became a member of the Company's Board of Directors in March 1997. Mr. Pops has been the Chief Executive Officer of Alkermes, Inc., a publicly-held biotechnology company, since 1991. From 1984 to 1991, Mr. Pops was employed as Vice President of PaineWebber Development Corporation, a subsidiary of PaineWebber, Inc. Mr. Pops currently serves on the Board of Directors of Alkermes, Inc., the Biotechnology Industry Organization and The Brain Tumor Society. He is also the Vice President of the Massachusetts Biotechnology Council. Mr. Pops received a B.A. degree from Stanford University.

Item 11. EXECUTIVE COMPENSATION

                           SUMMARY COMPENSATION TABLE

         The following sets forth certain information regarding compensation paid during each of the Company's last three fiscal years to each person who served as the Company's Chief Executive Officer and each of the Company's other most highly compensated officers, based on salary and bonuses earned during 1998 (the "Named Executive Officers").


                           SUMMARY COMPENSATION TABLE




                                                                              LONG-TERM
                                                                            COMPENSATION
                                        ANNUAL COMPENSATION                    AWARDS
                                -------------------------------------       -------------
                                                                            SHARES SUBJECT
NAME AND PRINCIPAL                                                            TO OPTIONS            ALL OTHER
POSITION                        YEAR             SALARY         BONUS          GRANTED            COMPENSATION(1)
------------------              ----             ------         -----        -------------        ---------------

J. Joseph Marr, M.D. (2)        1998            $210,000       $100,000         172,727               $21,763
Former President and Chief      1997             210,000        100,000         200,000                50,797
Executive Officer               1996             100,769        100,000         100,000                65,807

J. Richard Crowley              1998            $101,386             --          17,273
President, Secretary and        1997              80,797             --          30,000                    --
Treasurer(3)                                                                                               --


--------------------

(1) Amounts for Dr. Marr in 1998 include $7,330 in relocation expenses and $12,463 of premiums paid on, and the cash surrender value of, insurance policies maintained by the Company, including payment of related taxes to Dr. Marr. All other amounts shown represent contributions made in the form of Common Stock by the Company to its 401(k) Savings Plan on behalf of each Named Executive Officer to match pre-tax elective deferral contributions (included under salary) made by such Named Executive Officer under such Plan.

(2)      Dr. Marr resigned as President and Chief Executive Officer on April 1,
         1999.

(3) Mr. Crowley joined the Company as interim Chief Financial Officer in 1997. Accordingly, no information is provided for 1996. Mr. Crowley was appointed President, Secretary and Treasurer effective April 1, 1999.

                        OPTION GRANTS IN LAST FISCAL YEAR

         The following table provides certain information regarding options granted in 1998 by the Company to each of the Named Executive Officers.

                                             INDIVIDUAL GRANTS
                                  -----------------------------------------------------
                                                 PERCENT OF
                                                   TOTAL                                   POTENTIAL REALIZABLE VALUE
                                     SHARES       OPTIONS                                  AT ASSUMED ANNUAL RATES OF
                                   SUBJECT TO   GRANTED TO      EXERCISE                   STOCK PRICE APPRECIATION
                                    OPTIONS      EMPLOYEES     PRICE PER     EXPIRATION      FOR OPTION TERMS (2)
NAME                              GRANTED(1)      IN FY         SHARE          DATE           5%            10%
----                              ----------    ----------     ---------     ----------       ---            ---

 J. Joseph Marr, M.D.               172,727        55.2%         $1.44         4/1/00       $18,765        $38,552

 J. Richard Crowley                  17,273(3)      5.5%         $1.44        9/23/08        15,649         39,642



--------------------

(1) The Company's Amended and Restated 1987 Stock Option Plan and 1996 Stock Option Plan provide that the vesting of options granted to officers and employees under such Plan will become exercisable in the event of a "change in control" of the Company. In accordance with the terms of Dr. Marr's employment agreement, all stock options held by Dr. Marr became exercisable in full upon his resignation as President and Chief Executive Officer. See "Employment Termination and Change-in-Control Arrangements."

(2) Amounts represent hypothetical gains that could be achieved for the respective options if exercised at the end of the option term. These gains are based on assumed rates of stock appreciation of 5% and 10% compounded annually from the date the respective options were granted to their expiration date. Actual gains, if any, on stock option exercises will depend on the future performance of the Common Stock and the date on which the options are exercised.

(3) These options vest in four equal annual installments beginning on the first anniversary of the date of grant. Mr. Crowley agreed to the termination of his options in April 1999.

                 AGGREGATE OPTION EXERCISES IN LAST FISCAL YEAR
                      AND OPTION VALUES AT FISCAL YEAR-END

         The following table provides information on the value of unexercised options held by the Named Executive Officers at December 31, 1998. Neither of the Named Executive Officers exercised stock options in 1998.

                                                                                       NUMBER OF UNEXERCISED
                                                                                       OPTIONS AT YEAR-END(1)
                                      SHARES ACQUIRED                              ---------------------------------
NAME                                    ON EXERCISE         VALUE REALIZED         EXERCISABLE         UNEXERCISABLE
----                                  ---------------       --------------         -----------         -------------

J. Joseph Marr, M.D.                              -                    -            174,999                 297,728

J. Richard Crowley                                -                    -             25,000                  23,273

---------------

(1) The closing price for the Company's Common Stock as reported by the Nasdaq National Market on December 31, 1998 was $1.22 per share. Value is calculated on the basis of the difference between the option exercise price and the fair market value on December 31, 1998, multiplied by the number of shares of Common Stock underlying the option. All option exercise prices exceeded the fair market value on December 31, 1998; accordingly, no information is provided with respect to in-the-money stock options.

EMPLOYMENT, TERMINATION AND CHANGE-IN-CONTROL ARRANGEMENTS

         The Company entered into an employment agreement with Dr. Marr on July 3, 1996, as amended, relating to the obligations of the Company to Dr. Marr in the event of termination of his employment. The agreement provided that if the Company terminated Dr. Marr's employment for cause, the Company would be obligated to pay Dr. Marr his compensation and benefits through the last day of his actual employment. If Dr. Marr terminated his employment for "good reason" (as defined in the agreement), or his employment was terminated (other than for "cause," as defined in the agreement) upon a "change in control" (as defined in the agreement), Dr. Marr would receive a lump-sum cash payment equal to 12 months of compensation at the level of compensation immediately prior to termination (the "Base Compensation"). In addition, Dr. Marr would be eligible to receive an amount equal to the Base Compensation in accordance with the Company's normal payroll procedures beginning 12 months after the date of termination and ending 24 months after the date of termination. Compensation paid during this 12-month period would be offset by other compensation earned in an employment or consulting arrangement during such period. Furthermore, the Company would continue to provide medical and other benefits to Dr. Marr for a period of up to 24 months. Finally, all unvested stock options held by Dr. Marr would vest upon termination and would be exercisable for 12-months after the date of termination. At the request of the Board of Directors and as a result of the significant diminution of his responsibilities, Dr. Marr resigned from the Company for "good reason" effective April 1, 1999 and is entitled to receive amounts payable under this agreement, including acceleration in full of the vesting of all options held by him, which options must be exercised on or before April 1, 2000.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

         No member of the Compensation Committee of the Board of Directors of the Company was at any time during 1998, or formerly, an officer or employee of the Company or any subsidiary of the Company, nor has any member of the Compensation Committee had any relationship with the Company requiring disclosure under Item 404 of Regulation S-K under the Securities Exchange Act of 1934 (as amended, the "Exchange Act"). No executive officer of the Company has served as a director or member of the Compensation Committee (or other Committee serving an equivalent function) of any other entity, whose executive officers served as a director of or member of the Compensation Committee of the Company.

COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

         Section 16(a) of the Exchange Act and regulations of the Securities and Exchange Commission (the "Commission") thereunder require the Company's executive officers and directors, and persons who own more than ten percent of a registered class of the Company's equity securities, to file reports of initial ownership and changes in ownership with the Commission and the National Association of Securities Dealers, Inc. Such officers, directors and ten-percent stockholders are also required by the rules of the Commission to furnish the Company with copies of all Section 16(a) forms they file. Based solely on its review of the copies of such forms received by it, or written representations from certain reporting persons that no other reports were required for such persons, the Company believes that, during or with respect to the period from January 1, 1998 to December 31, 1998, all of its executive officers, directors and ten-percent stockholders complied with their Section 16(a) filing obligations.

COMPENSATION OF DIRECTORS

         The Company maintains a compensation program for each director who is not an employee of the Company or any subsidiary of the Company and who does not receive more than $50,000 in any year pursuant to a consulting contract with the Company. Pursuant to this compensation program, each such director receives cash compensation of $15,000 per annum for his services as a director. In addition, the Chairman of each standing committee receives an additional $5,000 per annum. The Company's 1993 Director Option Plan was terminated in May 1997.

         In 1998, the Company granted options to purchase 17,000 shares of the Company's Common Stock to Dr. Goldfischer and Mr. Pops, at a price of $1.44 per share, the closing price of the Company's Common Stock on the Nasdaq National Market on the date of grant. In addition, the Company granted options to purchase 12,000 shares of the Company's Common Stock to Mr. Fleming, Dr. Fathman and Dr. Friedman, at a price of $1.44 per share, the closing price of the Company's Common Stock on the Nasdaq National Market.


ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The following table sets forth certain information, as of March 31, 1999 (except as otherwise noted), with respect to the beneficial ownership of the shares of Common Stock by (i) each person known by the Company to own beneficially more than 5% of the outstanding shares of Common Stock, (ii) each current director of the Company, (iii) each of the Named Executive Officers of the Company, and (iv) all directors and executive officers of the Company as a group.



                                                                                               PERCENTAGE OF
          NAME AND ADDRESS OF                               SHARES OF COMMON STOCK              OUTSTANDING
            BENEFICIAL OWNER                                 BENEFICIALLY OWNED(1)             COMMON STOCK (2)
          -------------------                               ----------------------             -----------------

5% Stockholders

Heartland Advisors, Inc.(3)                                        2,919,000                         14.3%
 790 North Milwaukee Street
 Milwaukee, WI 53202

State of Wisconsin Investment Board(4)                             2,211,500                         10.9%
  Lake Terrace
  121 East Wilson Street
  Madison, WI 53703

Dimensional Fund Advisors, Inc.(5)                                 1,237,100                           6.1%
  1299 Ocean Avenue
  Santa Monica, CA 90401

Directors

C. Garrison Fathman, M.D.(6)                                         122,188                             *

Samuel C. Fleming(6)                                                  20,000                             *

Paul A. Friedman, M.D.(6)                                             20,000                             *

Carl S. Goldfischer, M.D.(6)                                          20,000                             *

Richard F. Pops(6)                                                    20,000                             *

J. Joseph Marr, M.D.(6)                                              475,009                             *

Other Named Executive Officer

J. Richard Crowley(6)                                                 30,000                             *
  President and Treasurer;
  Nominee for Director

All directors and executive officers as a group                      707,197                           3.5%
(7 persons)(6)(7)


-----------------

*        Less than 1% of the total number of outstanding shares of Common Stock.

(1) The inclusion herein of any shares of Common Stock deemed beneficially owned does not constitute an admission of beneficial ownership of those shares. Unless otherwise indicated, each stockholder referred to above has sole voting and investment power with respect to the shares listed. The number of shares of Common Stock beneficially owned by each director and executive officer is determined under the rules of the Commission and the information is not necessarily indicative of beneficial ownership for any other purpose. Under such rules, beneficial ownership includes any shares as to which each executive officer has sole or shared voting power or investment power and also any shares of Common Stock into which any options held by such executive officer are exercisable within 60 days after March 31, 1999.

(2)      Based upon 20,376,296 shares of Common Stock outstanding as of March
         31, 1999.

(3) Heartland Advisors, Inc. ("Heartland") filed a Schedule 13G/A with the Commission dated January 26, 1999, indicating sole voting power with respect to 889,000 shares of Common Stock, and dispositive power with respect to 2,919,000 shares of Common Stock, which shares were purchased for certain advisory clients of Heartland and as to which Heartland disclaims beneficial ownership.

(4) The State of Wisconsin Investment Board filed a Schedule 13G/A with the Commission dated February 8, 1999, indicating sole voting and dispositive power with respect to 2,211,500 shares of Common Stock.

(5) Dimensional Fund Advisors Inc., together with certain affiliates, filed a Schedule 13G/A with the Commission dated February 11, 1999, indicating sole voting and dispositive power with respect to an aggregate of 1,237,100 shares of Common Stock.

(6) Includes the following shares of Common Stock issuable pursuant to stock options which may be exercised within 60 days after March 31, 1999: Dr. Fathman, 110,000 shares, Mr. Fleming, 20,000 shares, Dr. Friedman, 20,000 shares, Dr. Goldfischer, 20,000 shares, Mr. Pops, 20,000 shares, Dr. Marr, 472,727 shares and Mr. Crowley, 30,000 shares.

(7) Includes an aggregate of 692,727 shares of Common Stock issuable pursuant to stock options which may be exercised by all executive officers and directors of the Company within 60 days after March 31, 1999.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         On July 3, 1996, the Company and Dr. Marr entered into an employment relating to the obligations of the Company to Dr. Marr in the event of termination of his employment. See "Employment Termination and Change in Control Arrangements" under the heading, "Item 11 -- Executive Compensation."

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Form 10-K/A to be signed on its behalf by the undersigned, thereunto duly authorized.

                            IMMULOGIC PHARMACEUTICAL CORPORATION


April 30, 1999            By: /s/ J. Richard Crowley
                              ------------------------------
                              J. Richard Crowley
                              President