Form 10-Q
period 1999-03-31
IMMULOGIC PHARMACEUTICAL CORP /DE
filed 1999-05-12
CIK 873731

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the period ended March 31, 1999

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

                                   Yes [X]   No [ ]



Number of shares of $.01 par value common stock outstanding as of May 3, 1999 20,376,296

                      IMMULOGIC PHARMACEUTICAL CORPORATION

                               INDEX TO FORM 10-Q


                                                                        Page No.
                                                                        -------
PART I.   FINANCIAL INFORMATION

Item 1.   Condensed Consolidated Financial Statements and Notes

          Unaudited, Condensed Consolidated Balance Sheets
          March 31, 1999 and December 31, 1998                              3

          Unaudited, Condensed Consolidated Statements of
          Operations Three Months Ended March 31, 1999 and 1998             4

          Unaudited, Condensed Consolidated Statements of
          Cash Flows Three Months Ended March 31, 1999 and 1998             5

          Notes to Unaudited, Condensed Consolidated
          Financial Statements                                              6

Item 2.   Management's Discussion and Analysis of Financial
          Condition and Results of Operations                               8

Item 3.   Quantitative and Qualitative Disclosure About
          Market Risk                                                      12

PART II.  OTHER INFORMATION

Item 6.   Exhibits                                                         12

          Reports on Form 8-K                                              12

SIGNATURES                                                                 13

                          PART I. FINANCIAL INFORMATION


ITEM 1.  CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                      IMMULOGIC PHARMACEUTICAL CORPORATION
                CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)
                             (dollars in thousands)

                                                                   MARCH 31,     DECEMBER 31,
                                                                     1999           1998
                                                                   --------      -----------
                                     ASSETS
Current assets:
  Cash and cash equivalents                                       $  25,007       $  18,856
  Short-term investments                                                 --           8,219
  Cantab stock (restricted) - short term                              6,578              --
  Receivable from sale of programs                                       --           3,000
  Prepaid expenses and other current assets                             541             351
                                                                  ---------       ---------
        Total current assets                                         32,126          30,426

Property and equipment, net                                           3,889           4,167
Long-term investments                                                17,376          21,553
Cantab stock (restricted) - long term                                 2,250              --
Other assets                                                             49              49
                                                                  ---------       ---------
        Total assets                                              $  55,690       $  56,195
                                                                  =========       =========

                      LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
    Accounts payable                                              $     381       $     185
    Deferred rent                                                       485             616
    Payroll and severance costs                                       1,020             288
    Security deposit on sublease                                        545             545
    Accrued expenses and other current liabilities                      650             528
                                                                  ---------       ---------
        Total current liabilities                                     3,081           2,162
Other long-term liabilities                                              --             275
                                                                  ---------       ---------
        Total liabilities                                             3,081           2,437

Stockholders' equity:
Preferred stock - $.01 par value;
    1,000,000 shares authorized; no shares
    issued or outstanding                                                --              --
Common stock - $.01 par value; 40,000,000 shares
    authorized; 20,376,296 and 20,367,672 shares
    issued and outstanding at March 31, 1999 and
    December 31, 1998, respectively                                     204             204
Additional paid-in capital                                          185,309         185,298
Unrealized loss on Cantab stock                                        (173)             --
Accumulated deficit                                                (132,731)       (131,744)
                                                                  ---------       ---------
        Total stockholders' equity                                   52,609          53,758
                                                                  ---------       ---------
        Total liabilities and stockholders' equity                $  55,690       $  56,195
                                                                  =========       =========



The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

                      IMMULOGIC PHARMACEUTICAL CORPORATION
           CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
                      (in thousands, except per share data)


                                                      THREE MONTHS ENDED
                                                          MARCH 31,
                                                   -----------------------
                                                    1999            1998
                                                   -------         -------

Revenues:

   Sponsored research revenues                     $   740         $   530
                                                   -------         -------
      Total revenues                                   740             530
Operating expenses:
   Research and development                            740           1,487
   General and administrative                        1,546             867
                                                   -------         -------
      Total operating expenses                       2,286           2,354
                                                   -------         -------
Operating loss                                      (1,546)         (1,824)
Interest income                                        559             703
                                                   -------         -------
Net loss                                           $  (987)        $(1,121)
                                                   =======         =======
Basic and diluted net loss per common share        $ (0.05)        $ (0.06)
                                                   =======         =======
Weighted average number of
  common shares outstanding                         20,375          20,356
                                                   =======         =======
Comprehensive loss:
   Net loss                                        $  (987)        $(1,121)
   Other comprehensive loss:
     Unrealized loss on Cantab stock                  (173)             --
                                                   -------         -------
   Comprehensive loss:                             $(1,160)        $(1,121)
                                                   =======         =======




The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

                      IMMULOGIC PHARMACEUTICAL CORPORATION
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                                 (in thousands)


                                                            THREE MONTHS ENDED
                                                                  MARCH 31,
                                                            ------------------
                                                             1999        1998
                                                            -------    -------

Cash flows for operating activities:

     Net loss                                               $  (987)   $(1,121)
   Adjustments used to reconcile net loss
       to net cash used in operating activities:
   Depreciation and amortization                                 47        284
   Leasehold improvement sublease payments                      231         --
   Reduction of MIT liability                                  (275)        --
   Shares issued for 401(k) employer match                       11         34
   Change in assets and liabilities:
      Prepaid and other current assets                         (190)        46
      Accounts payable                                          196         92
      Sublease deposit                                           --        500
      Accrued expenses and other current liabilities            723     (1,736)
                                                            -------    -------
   Total adjustments                                           (743)      (780)
                                                            -------    -------
   Net cash used in operating activities                       (244)    (1,901)

Cash flows from investing activities:

   Purchase of Cantab stock                                  (6,001)        --
   Purchase of short term investments                            --     (2,793)
   Redemption of short term investments                       8,219     12,306
   Redemption of long term investments                        4,177         96
                                                            -------    -------
   Net cash provided by investing activities                  6,395      9,609
Net increase in cash and cash equivalents                     6,151      7,708
Cash and cash equivalents, beginning of period               18,856      8,437
                                                            -------    -------
Cash and cash equivalents, end of period                    $25,007    $16,145
                                                            =======    =======




The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

                      IMMULOGIC PHARMACEUTICAL CORPORATION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                 March 31, 1999
                                   (unaudited)


NOTE A - BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements reflect all adjustments which are necessary, in the opinion of management, for a fair presentation of results of the interim periods presented. The statements do not include all information and footnote disclosures required by generally accepted accounting principles and therefore should be read in conjunction with the consolidated financial statements and footnotes included in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1998. The results of operations for the interim periods presented are not necessarily indicative of the results of operations for the full fiscal year.

NOTE B - NET LOSS PER SHARE

Basic net loss per share is the same as diluted net loss per common share for the three months ended March 31, 1999 and 1998, respectively. Certain securities were not included in the computation of the Company's diluted earnings per share for the three months ended March 31, 1999 and 1998, respectively, because they would have an anti-dilutive effect due to the Company's net loss for each period. As of March 31, 1999 and 1998, these securities included 997,875 stock options and 1,953,051 stock options, respectively.

NOTE C - CANTAB STOCK

The Company sold certain assets related to its drugs of addiction vaccine programs for the treatment of nicotine and cocaine addiction to Cantab Pharmaceuticals plc (Cantab). In exchange for these assets and cash totaling $6,000,000, the Company received 2,566,845 new Cantab Ordinary Shares of 2p each, which are represented by 855,615 American Depository Receipts ("ADR's"). The sale of these shares is restricted as to 25% increments (213,904 ADR's) and are available for sale on each of August 2, 1999, November 2, 1999, February 2, 2000 and May 2, 2000. In accordance with FAS 115 ("Accounting For Certain Investments in Debt and Equity Securities"), at March 31, 1999, the Company recorded the ADR's available for sale within one year at the current market price on March 31, 1999 of $10.25 for a total value of $6,577,538 (641,711 ADR's @ $10.25). The remaining 25% of the ADR's available for sale on May 2, 2000 were valued at the original purchase price on February 2, 1999 of $10.519 per share for a total value of $2,250,056 (213,904 ADR's @ $10.519) as they are restricted as to sale for longer than one year from the balance sheet date. At April 23, 1999 the closing price of the Cantab ADR's was $10.25 with a one-year range of closing prices from a low of $8.00 to a high of $14.125.

NOTE D - LIQUIDATION OF THE COMPANY

On March 23 1999, the Board of Directors approved a plan to liquidate and dissolve the Company. Implementation of this plan will require the approval of the stockholders of the Company, which approval the Company intends to seek at its 1999 Annual Meeting of Stockholders. The Board anticipates that, as part of the liquidation, the Company will return to its stockholders the sum of $36.7 million ($1.80 per share, based on 20,376,296 shares of Common Stock currently outstanding), plus the proceeds from the value realized from the disposition of shares of Cantab held by the Company, plus the value, if any, to be realized from the disposition of the 610 Lincoln Street lease, plus any residual cash held by the Company at the end of the liquidation period. Currently, the Company's business activities consist primarily of certain research and development activities on behalf of Cantab. The Company is reimbursed in full by Cantab for these research and development activities.

The consolidated financial statements of the Company as of March 31, 1999 and December 31, 1998, respectively, were prepared under generally accepted accounting policies for a going concern entity and do not reflect changes in the carrying amounts of assets and liabilities which may be affected should the shareholders approve a plan of liquidation of the Company's assets. Amounts that may be affected include those related to the lease and sublease of the Company's Waltham, MA facility and amounts related to the carrying value of property, plant and equipment of the Company as well as possible adjustments of amounts related to other assets and liabilities of the Company including additional costs for severance, any future realization of royalties and the value upon the sale of Cantab stock.

NOTE E - MIT LICENSE AGREEMENT

In May 1987, the Company entered into an agreement with the Massachusetts Institute of Technology (MIT) under which the Company was granted a worldwide, exclusive license under certain patent applications. The Company provided MIT with notice of its intention to terminate this license, and the termination will be effective July 27, 1999. As a result of the termination, the liability to MIT was reduced by $275,000 during the first quarter of 1999 reducing the total amount due under the agreement to $50,000 which was paid in April 1999. No further amounts will be due under this agreement.

ITEM 2 MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW
On February 5, 1999, the Company announced that its Board of Directors had decided to conclude the business activities of the Company as soon as practicable. On March 23, 1999, the Board of Directors approved a plan to liquidate and dissolve the Company. Implementation of this plan will require the approval of the stockholders of the Company, which approval the Company intends to seek at its 1999 Annual Meeting of Stockholders. Currently, the Company's business activities consist primarily of certain research and development activities on behalf of Cantab. The Company is reimbursed in full by Cantab for these research and development activities.

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

ImmuLogic is a Delaware corporation and Delaware law requires that the Company stay in existence as a non-operating entity for three years from the date the Company files a certificate of dissolution in Delaware. During the dissolution period, the Company will attempt to convert its remaining assets to cash as expeditiously as possible. The Company will, as soon as possible, sell its shares of the stock of Cantab, subject to the contractual limitations in place with respect to the disposition by the Company of such shares. The Company is currently unable to estimate with any certainty the amount of proceeds that it will realize upon the sale of the Cantab shares or any other assets of the Company, or the amounts of retained cash that will have to be used to satisfy contingent liabilities. Therefore, the Company cannot at this time predict the amount of any future distributions to be made to the Company's stockholders.

The Company also will attempt to monetize the potential royalty streams from its agreements with Cantab, Sankyo Co. Ltd ("Sankyo"), and Heska Corporation ("Heska"). Since these are potential revenues several years in the future, the Company does not anticipate that these will result in significant additional distributions for stockholders.

RESULTS OF OPERATIONS

REVENUES

Revenues for the first quarter of 1999 were $740,000 compared to $530,000 for the first quarter of 1998. During the first quarter of 1999, revenues were entirely generated from research and development services performed for Cantab. During the first quarter of 1998, revenues consisted of research funding from Schering AG, Germany ("Schering") related to a joint development and collaboration agreement for the Company's multiple sclerosis program and sponsored research revenues from the National Institute of Health ("NIH") for a grant related to the research and development of the Company's cocaine vaccine which was sold to Cantab.

OPERATING EXPENSES

For the quarter ended March 31, 1999, the Company's research and development expenses decreased $747,000 or 50.2% to $740,000 from $1,487,000 for the same period in 1998. The decrease in research and development expenses is due primarily to the Company's downsizing which occurred during 1998. Specifically, reduced headcount and facility related expenses contributed to the savings. Currently, the Company's business activities consist primarily of certain research and development activities on behalf of

Cantab. The Company is reimbursed in full by Cantab for these research and development activities.

General and administrative expenses were $1,546,000 and $867,000 for the quarters ended March 31, 1999 and 1998, respectively, representing an increase of $679,000 or 78.3%. The increase was primarily due to severance totaling $1,006,000 which was incurred in the first quarter of 1999 relating to the termination or resignation of 15 employees, including the President and Chief Executive Officer of the Company. Offsetting these increases in expenses were reduced headcount and facility related expenses as a result of the downsizing which occurred during 1998 and a reduction in the amount due to MIT of $275,000 resulting from the termination of the Company's license with MIT.

INTEREST INCOME

Interest income for the first quarter of 1999 was $559,000 compared to $703,000 for the first quarter of 1997, a decrease of $144,000 or 20.5%. The decrease in interest income for the quarter resulted primarily from a lower available investment balance as compared to the prior year and a slightly decreased rate of return on funds invested.

NET LOSS

The Company reported a net loss of $987,000 ($(0.05) per share) for the first quarter of 1999 compared to a net loss of $1,121,000 ($(0.06) per share) for the first quarter of 1998, a decrease of $134,000 or 12.0%. The decrease in net loss for the period was primarily due to the Company's downsizing which occurred during 1997 and 1998 offset in part by severance incurred during the first quarter of 1999 and lower interest income for the quarter as compared to the same quarter in the prior year.

LIQUIDITY AND CAPITAL RESOURCES
Cash and cash equivalents and investments were $42,383,000 at March 31, 1999 compared to $48,628,000 at December 31, 1998. In addition, the Company's investment in Cantab stock was valued at $8,828,000 at March 31, 1999. Net cash used in operations for the three months ended March 31, 1999 was $244,000 as compared to net cash used in operations of $1,901,000 in the comparable 1998 period. The decrease of $1,657,000 was due primarily to savings resulting from the Company's downsizing which occurred during 1998.

The Company has funded its operations to date primarily through the sale of equity securities, sponsored research revenues, license payments, and earnings on invested capital.

The Board of Directors has determined, subject to shareholder approval, to conclude the Company's business activities as soon as practicable and to liquidate and dissolve the Company. Therefore, the Company does not anticipate requiring any further funds and believes that the funds it has on hand will be sufficient to finance its activities during such period of time as is required to conclude its business activities and liquidate the Company.


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

The Company presently believes that its computer systems, software and other equipment will be Year 2000 compliant by the end of the second quarter of 1999. The Company has initiated communications with third party suppliers and requested that they represent that their products and services will be Year 2000 compliant and that they have a program to test for compliance. Costs incurred to date related to Year 2000 have not been material and future costs are not expected to be material.

Because the Company currently anticipates that it will achieve Year 2000 compliance, it has not formulated a contingency plan. However, should the Company determine that there is significant risk that it may be unable to adhere to its compliance timetable, it will assess reasonably likely scenarios resulting from noncompliance and establish a contingency plan to address such scenarios.

FORWARD LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains forward-looking statements. For this purpose, any statements contained herein that are not statements of historical fact may be deemed to be forward-looking statements. Without limiting the foregoing, the words "believes," "anticipates," "plans," expects," intends" and similar expressions are intended to identify forward-looking statements. There are a number of important factors that could affect the future activities of the Company, including, without limitation, the factors set forth below and those set forth under the heading "Future Results" and elsewhere in the Company's Annual Report on Form 10-K for the year ended December 31, 1998, as filed with the Securities and Exchange Commission, and the information contained in this Quarterly Report on Form 10-Q should be read in light of such factors.

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

Any future payments which the Company may receive under its agreements with Heska, Sankyo and Cantab and, therefore, any future value which may be returned to the Company's stockholders with respect to those agreements, are dependent upon the successful development and commercialization and in large part, commercialization of the products licensed or sold to such companies, as the case may be. The respective ability of Heska, Sankyo and Cantab to develop and commercialize their products is subject to all of the risks and uncertainties inherent in the biotechnology industry, including those associated with the early stage of development of such products, government regulation, competition, patents and proprietary rights, manufacturing and marketing, additional financing requirements and access to capital, product liability and third-party reimbursement. There can be no assurance that any of these products will be successfully developed or commercialized.

The Company sold certain assets related to its drugs of addiction vaccine programs for the treatment of nicotine and cocaine addiction to Cantab. In exchange for these assets and cash totaling $6,000,000, the Company received 2,566,845 new Cantab Ordinary Shares of 2p each, which are represented by 855,615 American Depository Receipts ("ADR's"). In addition, ImmuLogic is entitled to receive additional payments if Cantab achieves certain milestones in its cocaine and nicotine clinical development. These payments may at the option of Cantab be paid in ADR's. The ADR's held by the Company are subject to certain contractual limitations with respect to disposition of the shares. In addition, the ADR's currently held by the Company and which may be issued to the Company are subject to extreme price and volume fluctuations. Accordingly, neither the cash value which the Company receives upon disposition of such shares or the cash value to be distributed to the stockholders with respect thereto can be determined.

The Company has announced that it intends to distribute to its stockholders the sum of $36.7 million plus proceeds from the liquidation of the Cantab ADR's plus the value, if any, to be realized from the disposition of its lease plus any residual cash held by the Company at the end of the liquidation period. Amounts expected to be distributed to the stockholders of the Company will be offset by amounts required to be paid by the Company in satisfaction of liabilities or claims that may arise. Accordingly, the total amount to be distributed to the stockholders cannot be determined.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

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

                           PART II. OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K


     (a)  Exhibit:

          Exhibit
          Number                   Exhibit
          ------                   -------

          27                       Financial Data Schedule


     (b)  Reports on Form 8-K:     Current Report on Form 8-K dated February 2,
                                   1999 reporting a distribution of assets
                                   pursuant to Item 2 of Form 8-K.

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



                                          IMMULOGIC PHARMACEUTICAL CORPORATION
                                          ------------------------------------
                                                     (Registrant)





Date: 5/11/99                             /s/ J. Richard Crowley
                                          ------------------------------------
                                          J. Richard Crowley
                                          President, Secretary and Treasurer
                                          (Principal Financial and Accounting
                                          Officer)