Form 10-Q
period 1999-06-30
IMMULOGIC PHARMACEUTICAL CORP /DE
filed 1999-08-16
CIK 873731

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q


[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
      EXCHANGE ACT OF 1934

      For the period ended June 30, 1999

                                       OR

[   ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
      EXCHANGE ACT OF 1934

      For the transition period from __________________ to __________________

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

                                                              Yes [ X ] No [   ]



 Number of shares of $.01 par value common stock outstanding as of August 6, 1999 20,378,046

--------------------------------------------------------------------------------

                      IMMULOGIC PHARMACEUTICAL CORPORATION

                               INDEX TO FORM 10-Q




PART I.  FINANCIAL INFORMATION                                          Page No.

Item 1. Unaudited Condensed Consolidated Financial Statements and Notes

         Unaudited, Condensed Consolidated Balance Sheets                   3
         June 30, 1999 and December 31, 1998

         Unaudited, Condensed Consolidated Statements of Operations         4
         Three and Six Months Ended June 30, 1999 and 1998

         Unaudited, Condensed Consolidated Statements of Cash Flows         5
         Six Months Ended June 30, 1999 and 1998

         Notes to Unaudited, Condensed Consolidated Financial Statements    6

Item 2.  Management's Discussion and Analysis of Financial                  8
         Condition and Results of Operations

Item 3.  Quantitative and Qualitative Disclosure About Market Risk         12

PART II. OTHER INFORMATION

Item 6.  Exhibits                                                          13

         Reports on Form 8-K                                               13

SIGNATURES                                                                 14

                          PART I. FINANCIAL INFORMATION

ITEM 1.  CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                      IMMULOGIC PHARMACEUTICAL CORPORATION
                CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)
                             (dollars in thousands)
                                                          JUNE 30,  DECEMBER 31,
                                                            1999        1998
                                                          --------    --------

                                     ASSETS
Current assets:
 Cash and cash equivalents                                $ 24,878    $ 18,856
 Short-term investments                                         --       8,219
 Cantab stock (restricted) - Note C                          8,128          --
 Receivable from sale of programs                               --       3,000
 Prepaid expenses and other current assets                     181         351
                                                          --------    --------
    Total current assets                                    33,187      30,426

Long-term investments                                       17,411      21,553
Other assets - Note F                                        2,067       4,216
                                                          --------    --------
    Total assets                                          $ 52,665    $ 56,195
                                                          ========    ========

                      LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
 Accounts payable                                         $    647    $    185
 Deferred rent - Note F                                         --         616
 Payroll and severance costs                                   328         288
 Security deposits on subleases                                500         500
 Accrued expenses and other current liabilities                351         573
                                                          --------    --------
    Total current liabilities                                1,826       2,162

Other long-term liabilities                                     --         275
                                                          --------    --------
    Total liabilities                                        1,826       2,437

Stockholders' equity:
Preferred stock - $.01 par value;
 1,000,000 shares authorized; no shares issued
 or outstanding                                                 --          --
Common stock - $.01 par value; 40,000,000 shares
 authorized; 20,378,046 and 20,367,672 shares issued
 and outstanding at June 30, 1999 and
 December 31, 1998, respectively                               204         204
Additional paid-in capital                                 185,310     185,298

Unrealized loss on Cantab stock                               (872)         --
Accumulated deficit                                       (133,803)   (131,744)
                                                          --------    --------
    Total stockholders' equity                              50,839      53,758
                                                          --------    --------
    Total liabilities and stockholders' equity            $ 52,665    $ 56,195
                                                          ========    ========

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

                      IMMULOGIC PHARMACEUTICAL CORPORATION
           CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
                      (in thousands, except per share data)


                                       THREE MONTHS ENDED     SIX MONTHS ENDED
                                            JUNE 30,              JUNE 30,
                                        1999        1998      1999        1998
                                       -------    -------    -------    -------
Revenues:

 Sponsored research revenues           $   348    $   432    $ 1,088    $   962
                                       -------    -------    -------    -------
   Total revenues                          348        432      1,088        962

Operating expenses:

 Research and development                  348      1,321      1,088      2,808
 General and administrative                632        513      2,178      1,380
 Loss on leasehold improvements, net       966         --        966         --
                                       -------    -------    -------    -------
   Total operating expenses              1,946      1,834      4,232      4,188
                                       -------    -------    -------    -------

Operating loss                          (1,598)    (1,402)    (3,144)    (3,226)

Interest income                            526        630      1,085      1,333
                                       -------    -------    -------    -------

Net loss                               $(1,072)   $  (772)   $(2,059)   $(1,893)
                                       =======    =======    =======    =======

Basic and diluted net loss per
 common share                          $ (0.05)   $ (0.04)   $ (0.10)   $ (0.09)
                                       =======    =======    =======    =======

Weighted average number of
 common shares outstanding              20,377     20,359     20,376     20,357
                                       =======    =======    =======    =======


Comprehensive loss:
 Net loss                              $(1,072)   $  (772)   $(2,059)   $(1,893)
 Other comprehensive loss:
   Unrealized loss on Cantab stock        (699)        --       (872)        --
                                       -------    -------    -------    -------

 Comprehensive loss:                   $(1,771)   $  (772)   $(2,931)   $(1,893)
                                       =======    =======    =======    =======



The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

                      IMMULOGIC PHARMACEUTICAL CORPORATION
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                                 (in thousands)


                                                             SIX MONTHS
                                                           ENDED JUNE 30,
                                                       ---------------------
                                                        1999           1998
                                                       -------       -------

Cash flows for operating activities:

   Net loss                                            $(2,059)      $(1,893)
  Adjustments used to reconcile net loss
   to net cash used in operating activities:
  Depreciation and amortization                             72           976
  Write-down of leasehold improvements                   1,446            --
  Gain on sale of equipment                                (14)           --
  Reduction of MIT liability                              (275)           --
  Shares issued for 401(k) employer match                   12            34
  Change in assets and liabilities:
   Prepaid and other current assets                        170           (40)
   Other assets                                             49
   Accounts payable                                        462          (255)
   Sublease deposit                                         --           500
   Reduction in deferred rent                             (616)           --
   Accrued expenses and other current liabilities         (182)       (2,641)
                                                       -------       -------

  Total adjustments                                      1,124        (1,426)
                                                       -------       -------

  Net cash used in operating activities                   (935)       (3,319)

Cash flows from investing activities:

  Purchase of Cantab stock                              (6,000)           --
  Leasehold improvement sublease payments                  463            --
  Proceeds from sale of equipment                          133
  Purchase of short term investments                        --       (13,320)
  Redemption of short term investments                   8,219        20,716
  Redemption of long term investments                    4,142         2,119
                                                       -------       -------

 Net cash provided by investing activities               6,957         9,515

Net increase in cash and cash equivalents                6,022         6,196

Cash and cash equivalents, beginning of period          18,856         8,437
                                                       -------       -------

Cash and cash equivalents, end of period               $24,878       $14,633
                                                       =======       =======


The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

                      IMMULOGIC PHARMACEUTICAL CORPORATION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                  June 30, 1999
                                   (unaudited)

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

NOTE B - NET LOSS PER SHARE

Basic net loss per share is the same as diluted net loss per common share for the three and six months ended June 30, 1999 and 1998, respectively. Certain securities were not included in the computation of the Company's diluted net loss per share for the three and six months ended June 30, 1999 and 1998, respectively, because they would have an anti-dilutive effect due to the Company's net loss for each period. For the three and six months ended June 30, 1999 and 1998, these securities included 809,309 stock options and 1,291,665 stock options, respectively.

NOTE C - CANTAB STOCK

The Company sold certain assets related to its drugs of addiction vaccine programs for the treatment of nicotine and cocaine addiction to Cantab Pharmaceuticals plc (Cantab). In exchange for these assets and cash totaling $6,000,000, the Company received 2,566,845 new Cantab Ordinary Shares of 2p each, which are represented by 855,615 American Depository Receipts ("ADR's"). The sale of these shares is restricted as to 25% increments (213,904 ADR's) and are available for sale on each of August 2, 1999, November 2, 1999, February 2, 2000 and May 2, 2000. The Company has recorded the ADR's at the current market price on June 30, 1999 of $9.50 for a total value of $8,128,342 (855,615 ADR's @ $9.50). At July 23, 1999 the closing price of the Cantab ADR's was $9.25 with a one-year range of closing prices from a low of $8.00 to a high of $11.75.

NOTE D - LIQUIDATION OF THE COMPANY

On March 23 1999, the Board of Directors approved a plan to liquidate and dissolve the Company. Implementation of this plan will require the approval of the stockholders of the Company, which approval the Company intends to seek at its 1999 Annual Meeting of Stockholders to be held on August 18, 1999. The Board anticipates that, as part of the liquidation, the Company will return to its stockholders the sum of $36.7 million ($1.80 per share, based on 20,378,046 shares of Common Stock currently outstanding), plus the value to be realized from the disposition of the 610 Lincoln Street lease (the "Lease") -see Note F, plus the proceeds from the value realized from the disposition of shares of Cantab held by the Company, plus any residual cash held by the Company at the end of the liquidation period. Details regarding the plan to liquidate and dissolve the Company can be found in the Company's 1999 Proxy Statement filed with the Securities and Exchange Commission and mailed to shareholders on July 15, 1999.

The consolidated financial statements of the Company as of June 30, 1999 and December 31, 1998, respectively, were prepared under generally accepted accounting policies for a going concern entity and do not reflect changes in the carrying amounts of assets and liabilities which may be affected should the shareholders approve a plan of liquidation of the Company's assets. Amounts that may be affected include those related to the lease and sublease of the Company's Waltham, MA facility as well as possible adjustments of amounts related to other assets and liabilities of the Company including additional costs for liquidation and dissolution of the Company, any future realization of royalties and the value upon the sale of Cantab stock.

NOTE E - MIT LICENSE AGREEMENT

In May 1987, the Company entered into an agreement with the Massachusetts Institute of Technology (MIT) under which the Company was granted a worldwide, exclusive license under certain patent applications. The Company provided MIT with notice of its intention to terminate this license, and the termination became effective July 27, 1999. As a result of the termination, the liability to MIT was reduced by $275,000 during the first quarter of 1999 reducing the total amount due under the agreement to $50,000 which was paid in April 1999. No further amounts will be due under this agreement.

NOTE F - SUBSEQUENT EVENT

On August 12, 1999, the Company entered into an amendment to the Lease effective August 1, 1999. Under the terms of the amendment, the Company transferred ownership of the Lease to Scriptgen Pharmaceuticals, Inc. ("Scriptgen") who will assume responsibility for the remainder of the Lease term ending on August 31, 2002. In exchange for the disposition of the Lease, the Company will receive monthly payments of approximately $54,000 from the landlord over the remainder of the Lease term so long as Scriptgen or any successor tenant is not in default under the Lease. The approximate total amount of these payments of $2,067,000 has been reflected in "Other Assets" on the Company's Condensed Consolidated Balance Sheet as of June 30, 1999 ("Balance Sheet"). In connection with this transaction, the Company recorded a net loss of $966,000 during the second quarter of 1999. The loss consisted of a decrease in the amount of payments which are to be received over the remainder of the Lease term of $1,446,000 offset by a reduction in the liability previously recorded in connection with the lease of $480,000. In addition, as of June 30, 1999, the Company reclassed the net book value of leasehold improvements previously recorded in "Property and Equipment, net" to "Other Assets" on the Company's Balance Sheet to reflect the amounts due from the Landlord over the remainder of the lease term. The Company is also required to transfer the security deposit of $500,000 currently recorded as a liability on the Company's Balance Sheet held under the terms of the sublease with Scriptgen to the Landlord upon signing of the Amendment. The Company will have no further obligation under the Lease effective August 1, 1999 with ownership being transferred to Scriptgen for the remainder of the Lease term.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW
On February 5, 1999, the Company announced that its Board of Directors had decided to conclude the business activities of the Company as soon as practicable. On March 23, 1999, the Board of Directors approved a plan to liquidate and dissolve the Company. Implementation of this plan will require the approval of the stockholders of the Company, which approval the Company intends to seek at its 1999 Annual Meeting of Stockholders to be held on August 18, 1999.

The Board anticipates that, as part of the liquidation, the Company will return to its stockholders the sum of $36.7 million ($1.80 per share) based on 20,378,046 shares of Common Stock currently outstanding, plus the value of approximately $2,067,000 expected to be realized from the disposition of the Lease, plus the proceeds from the value realized from the disposition of the Cantab shares held by the Company, plus any residual cash held by the Company at the end of the liquidation period. Details regarding the plan to liquidate and dissolve the Company can be found in the Company's 1999 Proxy Statement filed with the Securities and Exchange Commission and mailed to shareholders on July 15, 1999.

ImmuLogic is a Delaware corporation and Delaware law requires that the Company stay in existence as a non-operating entity for three years from the date the Company files a certificate of dissolution in Delaware. During the dissolution period, the Company will attempt to convert its remaining assets to cash as expeditiously as possible. The Company will, as soon as possible, sell or distribute to shareholders its shares of the stock of Cantab, subject to the contractual limitations in place with respect to the disposition by the Company of such shares. The Company is currently unable to estimate with any certainty the amount of proceeds that it will realize upon the sale of the Cantab shares or any other assets of the Company, or the amounts of retained cash that will have to be used to satisfy contingent liabilities. Therefore, the Company cannot at this time predict the amount of any future distributions to be made to the Company's stockholders.

The Company also will attempt to monetize the potential royalty streams from its agreements with Cantab, Sankyo Co. Ltd ("Sankyo"), and Heska Corporation ("Heska"). Since these are potential revenues several years in the future, the Company does not anticipate that these will result in significant additional distributions for stockholders.

RESULTS OF OPERATIONS
REVENUES
Revenues for the second quarter of 1999 were $348,000 compared to $432,000 for the second quarter of 1998. For the first six months of 1999, revenues were $1,088,000 which were entirely generated from research and development services performed for Cantab. For the first six months of 1998, revenues consisted primarily of sponsored research revenues from the National Institute of Health ("NIH") for a grant related to the research and development of the Company's cocaine vaccine which was sold to Cantab and research funding from Schering AG, Germany ("Schering") related to a joint development and collaboration agreement for the Company's multiple sclerosis program which ended as of March 31, 1998.

OPERATING EXPENSES
For the quarter ended June 30, 1999, the Company's research and development expenses decreased $973,000 or 73.7% to $348,000 from $1,321,000 for the same period in 1998. On a year-to-date basis, total research and development expenses decreased by $1,720,000 or 61.3% to $1,088,000 as compared to the first six months of 1998. The decrease in research and development expenses is due primarily to the Company's downsizing which occurred during 1998. Specifically, reduced headcount and facility related expenses contributed to the savings.

General and administrative expenses were $632,000 and $513,000 for the quarters ended June 30, 1999 and 1998, respectively, representing an increase of $119,000 or 23.2%. On a year-to-date basis, general and administrative expenses increased by $798,000 or 57.8% to $2,178,000 as compared to the first six months of 1998. The increase was primarily due to severance totaling $1,006,000 which was incurred in the first quarter of 1999 relating to the termination or resignation of 15 employees, including the President and Chief Executive Officer of the Company and costs incurred in connection with the liquidation and dissolution of the Company. Offsetting these increases in expenses were reduced headcount and facility related expenses as a result of the downsizing which occurred during 1998 and a reduction in the amount due to MIT of $275,000 resulting from the termination of the Company's license with MIT.

During the second quarter of 1999, a net write-off of $966,000 was recorded in connection with the disposition of the Company's Lease. The write off consisted of a decrease in the amount of payments which are to be received over the remainder of the Lease term of $1,446,000 offset by a reduction in the liability previously recorded in connection with the Lease of $480,000. The Company will have no further obligation under the Lease effective August 1, 1999 with ownership being transferred to Scriptgen for the remainder of the Lease term.

INTEREST INCOME
Interest income for the second quarter of 1999 was $526,000 compared to $630,000 for the second quarter of 1998, a decrease of $104,000 or 16.5%. For the first six months of 1999, interest income was $1,085,000 compared to $1,333,000 for the first six months of 1998, a decrease of $248,000 or 18.6%. The decrease in interest income for both the quarter and year-to-date periods resulted primarily from a lower available investment balance as compared to the prior year and a slightly decreased rate of return on funds invested.

NET LOSS
The Company reported a net loss of $1,072,000 ($(0.05) per share) for the second quarter of 1999 compared to a net loss of $772,000 ($(0.04) per share) for the second quarter of 1998, an increase of $300,000 or 38.9%. For the first six months of 1999, the Company reported a net loss of $2,059,000 ($(0.10) per share) compared to a net loss of $1,893,000 ($(0.09) per share) for the comparable 1998 period. The increase in net loss in second quarter of 1999 was primarily due to the loss recorded on the disposition of the Company's lease and costs associated with the planned liquidation and dissolution of the Company. On a year-to-date basis the increase in net loss included costs associated with severance incurred during the first quarter of 1999 offset by a reduction in the amount due to MIT of $275,000 resulting from the termination of the Company's license with MIT. In both the three and six month periods increased costs were offset by savings resulting from reduced headcount and facility related expenses as a result of the downsizing which occurred during 1998. Offsetting these savings, interest income decreased in both the three and six month periods ending June 30, 1999 as compared to the prior year.

LIQUIDITY AND CAPITAL RESOURCES
Cash and cash equivalents and investments were $42,289,000 at June 30, 1999 compared to $48,628,000 at December 31, 1998. In addition, the Company's investment in Cantab stock was valued at $8,128,000 at June 30, 1999. Net cash used in operations for the six months ended June 30, 1999 was $935,000 as compared to net cash used in operations of $3,319,000 in the comparable 1998 period. The decrease of $2,384,000 was due primarily to savings resulting from the Company's downsizing which occurred during 1998.

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

The Company presently believes that its computer systems, software and other equipment are Year 2000 compliant. The Company initiated communications with third party suppliers and requested that they represent that their products and services will be Year 2000 compliant and that they have a program to test for compliance. Costs incurred to date related to Year 2000 have not been material and future costs are not expected to be material.


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

The Company has announced that it intends to distribute to its stockholders the sum of $36.7 million, plus the value to be realized from the disposition of its Lease, plus proceeds from the liquidation of the Cantab, plus any residual cash held by the Company at the end of the liquidation period. Amounts expected to be distributed to the stockholders of the Company will be offset by amounts required to be paid by the Company in satisfaction of liabilities or claims that may arise. Accordingly, the total amount to be distributed to the stockholders cannot be determined.

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

                           PART II. OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K


      (a)     Exhibit:

              Exhibit
              Number                  Exhibit
              ------                  -------

              27                      Financial Data Schedule


      (b)     Reports on Form 8-K:    No Current Reports on Form 8-K were
                                      filed during the quarter ended June
                                      30, 1999.

                                   SIGNATURES



                Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                            IMMULOGIC PHARMACEUTICAL CORPORATION
                                            ------------------------------------
                                                        (Registrant)





Date:  8/11/99                      /s/ J. Richard Crowley
      ---------                     --------------------------------------------
                                    J. Richard Crowley
                                    President, Secretary and Treasurer
                                    (Principal Financial and Accounting Officer)