Form 10-Q
period 1999-09-30
IMMULOGIC PHARMACEUTICAL CORP /DE
filed 1999-11-15
CIK 873731

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                   FORM 10-Q


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

       For the period ended September 30, 1999

                                                        OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

       For the transition period from ________________ to _________________


                         Commission File Number 0-19117


                      IMMULOGIC PHARMACEUTICAL CORPORATION
             (Exact name of registrant as specified in its charter)


      Delaware                                            13-3397957
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
incorporation or organization)

610 Lincoln Street, Waltham, MA                              02451
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

                                                             Yes X    No





       Number of shares of $.01 par value common stock outstanding as of November 8, 1999 20,550,773

                      IMMULOGIC PHARMACEUTICAL CORPORATION

                               INDEX TO FORM 10-Q








PART I.

             FINANCIAL INFORMATION                                                                        Page No.
Item 1.      Unaudited, Condensed Consolidated Financial Statements
             and Notes

             Unaudited, Consolidated Statement of Net Assets in Liquidation
             As of September 30, 1999                                                                         3

             Unaudited, Consolidated Balance Sheet - (Going Concern Basis)
             As of December 31, 1998                                                                          4

             Unaudited, Condensed Consolidated  Statement of Changes in Net Liquidation for
             Assets in Liquidation for The Three Months Ended September 30, 1999                              5

             Unaudited, Consolidated Statements of Operations - (Going Concern
             Basis) For the Six Months ended June 30, 1999 and for the Three and Nine
             Months Ended September 30, 1998                                                                  6

             Unaudited, consolidated Statements of Cash Flows - (Going Concern Basis) for the
             Six Months Ended June 30, 1999 and for the Nine Months Ended
             September 30, 1998                                                                               7

             Notes to Unaudited, Condensed Consolidated Financial Statements                                  8

Item 2.      Management's Discussion and Analysis of Financial                                                11
             Condition and Results of Operations

Item 3.      Quantitative and Qualitative Disclosure About Market Risk                                        13

PART II.     OTHER INFORMATION

Item 6.      Exhibits                                                                                         14

             Reports on Form 8-K                                                                              14

SIGNATURES                                                                                                    15

                          PART I. FINANCIAL INFORMATION

ITEM 1.    CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                      IMMULOGIC PHARMACEUTICAL CORPORATION
    CONDENSED CONSOLIDATED STATEMENT OF NET ASSETS IN LIQUIDATION
                                  (UNAUDITED)
                             (dollars in thousands)

                                                                                       SEPTEMBER 30,
                                                                                            1999
                                                                                    ---------------------
                                                      ASSETS
Cash and cash equivalents, net of restricted cash (Note B)                                $   1,449
Cantab stock                                                                                  5,000
Milestones and royalties                                                                      3,200
Landlord receivable                                                                           1,400
Prepaid expenses and other current assets                                                       322
                                                                                     -----------------

        Total assets                                                                       $ 11,371
                                                                                     -----------------

                                                    LIABILITIES
Estimated costs to be incurred during liquidation period                                      1,300
Accounts payable and accrued expenses                                                           382
                                                                                     -----------------
        Total liabilities                                                                     1,682

                                                                                     -----------------

NET ASSETS IN LIQUIDATION                                                                 $   9,689
                                                                                     =================



The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

                      IMMULOGIC PHARMACEUTICAL CORPORATION
     CONDENSED CONSOLIDATED BALANCE SHEET (UNAUDITED - GOING CONCERN BASIS)
                             (dollars in thousands)

                                                                                        DECEMBER 31,
                                                                                            1998
                                                                                    ---------------------
                                                      ASSETS
Current assets:
  Cash and cash equivalents                                                                 $18,856
  Short-term investments                                                                      8,219
  Receivable from sale of programs                                                            3,000
  Prepaid expenses and other current assets                                                     351
                                                                                     -----------------
        Total current assets                                                                 30,426

Long-term investments                                                                        21,553
Other assets                                                                                  4,216
                                                                                     =================
        Total assets                                                                       $ 56,195
                                                                                     =================

                                       LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
    Accounts payable                                                                      $     185
    Deferred rent                                                                               616
    Payroll and severance costs                                                                 288
    Security deposits on subleases                                                              500
    Accrued expenses and other current liabilities                                              573
                                                                                     -----------------
        Total current liabilities                                                             2,162

Other long-term liabilities                                                                     275
                                                                                     -----------------
        Total liabilities                                                                     2,437

Stockholders' equity:
Preferred stock - $.01 par value;
    1,000,000 shares authorized; no shares issued                                                 -
    or outstanding
Common stock - $.01 par value; 40,000,000 shares
    authorized; 20,367,672 shares issued
    and outstanding at December 31, 1998                                                        204
Additional paid-in capital                                                                  185,298
Unrealized loss on Cantab stock                                                                   -
Accumulated deficit                                                                        (131,744)
                                                                                     -----------------
        Total stockholders' equity                                                           53,758
                                                                                     =================
        Total liabilities and stockholders' equity                                         $ 56,195
                                                                                     =================

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

                      IMMULOGIC PHARMACEUTICAL CORPORATION
                       CONDENSED CONSOLIDATED STATEMENT OF
                      CHANGES IN NET ASSETS IN LIQUIDATION
                                   (UNAUDITED)
                                 (in thousands)


                                                              THREE MONTHS
                                                            ENDED SEPTEMBER 30,
                                                       -------------------------
                                                                         1999
                                                                    -----------


Stockholders' equity, July 1, 1999                                     $ 50,839

Liquidation basis adjustments:
  Adjust assets and liabilities to fair value                                18

  Accrued estimated costs of liquidation                                 (1,300)
                                                                       --------

Net assets in liquidation July 1, 1999                                   49,557

Dividend Paid on September 1, 1999                                      (39,868)
                                                                       --------


Net assets in liquidation, September 30, 1999                          $  9,689
                                                                       ========





The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

                      IMMULOGIC PHARMACEUTICAL CORPORATION
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                       (UNAUDITED - GOING CONCERN BASIS)
                      (in thousands, except per share data)


                                                                 SIX MONTHS ENDED                 THREE AND NINE MONTHS ENDED
                                                                         JUNE 30,                          SEPTEMBER 30,

                                                                            1999                  1998                       1998
Revenues:

   Sponsored research revenues                                           $  1,088                 $    219                 $  1,181
                                                                         --------                 --------                 --------
      Total revenues                                                        1,088                      219                    1,181

Operating expenses:

   Research and development                                                 1,088                    1,434                    4,242
   General and administrative                                               2,178                      556                    1,936
   Loss on leasehold improvements, net                                        966                       --                       --
                                                                         --------                 --------                 --------
      Total operating expenses                                              4,232                    1,990                    6,178
                                                                         --------                 --------                 --------

Operating loss                                                             (3,144)                  (1,771)                  (4,997)

Interest income                                                             1,085                      694                    2,027
                                                                         --------                 --------                 --------
Net loss                                                                 $ (2,059)                $ (1,077)                $ (2,970)
                                                                         ========                 ========                 ========
Basic and diluted net loss per
  common share                                                           $  (0.10)                $  (0.05)                $  (0.15)
                                                                         ========                 ========                 ========

Weighted average number of
  common shares outstanding                                                20,376                   20,366                   20,360
                                                                         ========                 ========                 ========


Comprehensive loss:
  Net loss                                                               $ (2,059)                $ (1,077)                $ (2,970)
  Other comprehensive loss:
     Unrealized loss on Cantab stock                                         (872)                      --                       --
                                                                         --------                 --------                 --------

  Comprehensive loss:                                                    $ (2,931)                $ (1,077)                $ (2,970)
                                                                         ========                 ========                 ========



The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

                      IMMULOGIC PHARMACEUTICAL CORPORATION
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                        (UNAUDITED - GOING CONCERN BASIS)
                                 (in thousands)


                                                                                                SIX MONTHS            NINE MONTHS
                                                                                                ENDED JUNE 30,       ENDED SEPT. 30,
                                                                                                -----------------------------------
                                                                                                  1999                       1998
                                                                                                --------                   --------
Cash flows for operating activities:
      Net loss                                                                                  $ (2,059)                  $ (2,970)
   Adjustments used to reconcile net loss
       to net cash used in operating activities:
   Depreciation and amortization                                                                      72                        644
   Write-down of leasehold improvements                                                            1,446                        200
    Rent received for leasehold improvements                                                          --                        249
   Gain on sale of equipment                                                                         (14)                       (19)
   Reduction of MIT liability                                                                       (275)                        --
   Shares issued for 401(k) employer match                                                            12                         48
   Change in assets and liabilities:
      Prepaid and other current assets                                                               170                         87
       Other assets                                                                                   49                         --
      Accounts payable                                                                               462                        (73)
      Sublease deposit                                                                                --                        500
       Reduction in deferred rent                                                                   (616)                        --
      Accrued expenses and other current liabilities                                                (182)                    (3,317)

                                                                                                --------                   --------

   Total adjustments                                                                               1,124                     (1,681)
                                                                                                --------                   --------

   Net cash used in operating activities                                                            (935)                    (4,651)

Cash flows from investing activities:

   Purchase of Cantab stock                                                                       (6,000)                        --
   Leasehold improvement sublease payments                                                           463                         --
   Proceeds from sale of equipment                                                                   133                      1,176
   Purchase of short term investments                                                                 --                    (24,068)
   Redemption of short term investments                                                            8,219                     28,638
   Redemption of long term investments                                                             4,142                      2,366
                                                                                                --------                   --------

    Net cash provided by investing activities                                                      6,957                      8,112

Net increase in cash and cash equivalents                                                          6,022                      3,461

Cash and cash equivalents, beginning of period                                                    18,856                      8,437
                                                                                                --------                   --------

Cash and cash equivalents, end of period                                                        $ 24,878                   $ 11,898
                                                                                                ========                   ========


The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

                      IMMULOGIC PHARMACEUTICAL CORPORATION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                               September 30, 1999
                                   (unaudited)


NOTE A - ORGANIZATION AND ACCOUNTING POLICIES
On March 23 1999, the Board of Directors of ImmuLogic Pharmaceutical Corporation (the "Company") approved a plan to liquidate and dissolve the Company (the "Plan"). The Plan was approved by a majority of the stockholders of the Company on August 25, 1999. The key features of the Plan are (1) the conclusion of all business activities, other than those in execution of the Plan; (2) the sale or disposition of all of the Company's assets; (3) the satisfaction of all outstanding liabilities; (4) the payment of liquidating distributions to stockholders in complete redemption of the Common Stock; and (5) the authorization of the filing of Certificate of Dissolution with the State of Delaware. As a result of the adoption of the Plan, the Company adopted the liquidation basis of accounting effective July 1, 1999, whereby assets are valued at their estimated net realizable values and liabilities are valued at their estimated settlement amounts. The valuation of assets and liabilities requires many estimates and assumptions by management and there are substantial uncertainties in carrying out the provisions of the Plan. The amount and timing of future liquidating distributions will depend upon a variety of factors including, but not limited to, the actual proceeds from the sale of any of the Company's assets, the ultimate settlement amounts of the Company's liabilities and obligations, actual costs incurred in connection with carrying out the Plan, including management fees and administrative costs during the liquidation period, and the timing of the liquidation and dissolution.

The accompanying financial statements, notes and discussions should be read in conjunction with the consolidated financial statements, related notes and discussions contained in the Company's annual report on Form 10-K for the year ended December 31, 1998 and Schedule 14A (Proxy Statement) filed on July 15, 1999.

The interim financial information contained herein is unaudited; however, in the opinion of management, all adjustments necessary for the fair presentation of such financial information have been included.

The December 31, 1998 year-end balance sheet data presented herein was derived from audited financial statements, but does not include all disclosures required by generally accepted accounting principles.

The results for the interim period are not necessarily indicative of the results to be expected for the year ending December 31, 1999.

NOTE B - ASSETS OF THE COMPANY

Cash
As of September 30, 1999, the Company had cash and cash equivalents of $1,949,000 of which $500,000 is restricted, representing a security deposit on a sublease belonging to Scriptgen Pharmaceuticals Inc., a private biotechnology company ("Scriptgen"), which is to be transferred to the landlord in connection with the transfer of the Company's lease to Scriptgen (see Note B).

Cantab Stock
The Company currently owns 2,566,845 Cantab ordinary shares in the form of 855,615 American Depository Shares ("ADSs"). One ADS is equal to approximately three ordinary shares. Under the terms of the

Company's agreement with Cantab, the Company could not sell any of the ADSs or Cantab ordinary shares represented by the ADSs prior to August 2, 1999. Thereafter, the Company may immediately sell up to 25% of the ADSs, and then may sell an additional 25% every 90 days thereafter. In addition, the Company is obligated to sell such shares through a broker or brokers designated by Cantab and approved by the Company, and in a manner to be agreed upon by the Company and Cantab that is mutually advantageous to the Company and Cantab, considering the desire for the Company to sell and the desire of Cantab to avoid undue disruption of the market for such securities.

During the twelve months ended November 8, 1999, the ADSs traded on the Nasdaq National Market in a range of $6.63 to $11.75 The average daily volume of the shares during this twelve-month period has been minimal. The Board of Directors has not yet determined when to sell any shares of Cantab stock or the manner of any such sale. This determination will be based on the judgement of the Board of Directors as to whether the sale of the Cantab stock at any particular time will result in realization of the highest possible value to the Company's stockholders and will be based upon several factors, including without limitation, (i) the Company's contractual obligations to Cantab regarding the sale of the ADSs; (ii) the anticipated effect on the market price of Cantab stock; (iii) whether a sale of Cantab stock would require registration under the Securities Act or the Exchange Act; (iv) whether an orderly public market for Cantab stock exists; and (v) the availability of one or more purchasers of the stock in a private sale. Based upon its trading history and the contractual restrictions to which it is subject, the Company estimates the value for this stock to be between $3 million and $7 million. The Company has recorded an asset of $5 million, the estimated net value of the stock for the purpose of the liquidation based accounting.

Milestones & Royalties

The Company could receive up to a maximum of $11 million in milestone payments contingent upon Cantab's successful development to the end of Phase II clinical trials of the Nicotine and Cocaine Programs sold to Cantab. These payments may be made in cash or in additional ADSs or a combination thereof at Cantab's discretion. The Company would receive the following for successful completion of the Phases as defined in the agreement as follows:

                 Cocaine...........................Phase II   $2 million
                 Nicotine..........................Phase I    $3 million
                 Nicotine..........................Phase II   $6 million

Upon receipt of the Phase II Cocaine or Phase I Nicotine milestones in the form of Cantab stock or ADSs, the Company may sell up to 25% of such shares in each of the four quarters following the expiration of an initial six-month period. There would be no lock-up on shares paid in respect of any additional milestones.

The Company could potentially also receive a share of net royalties Cantab may receive from vaccine sales proportionate to the level of worldwide product sales achieved. While the Company will attempt to monetize these potential royalty streams, the Company does not anticipate receiving significant value for them.

The Company has not obtained an independent appraisal of these milestones and royalties.

The Company estimates that the range of value to be received from these milestones and royalties to be $0 to $9 million. The Company has recorded an estimate of $3.2 million as the estimated net value for the purpose of liquidation accounting.

Landlord Receivable

In February, 1998, the Company entered into a phased sublease agreement with Scriptgen for the Company's 85,000 square foot headquarters and research and development facility located in Waltham, Massachusetts. The entire facility was subleased to Scriptgen effective August 1, 1999. Under the terms of the sublease, Scriptgen has assumed the Company's obligation under the lease in addition to reimbursing the Company for a portion of the Company's leasehold investments. The Company negotiated with the landlord and Scriptgen an arrangement which eliminated the Company's liability for the lease in the event that Scriptgen were to default on its sublease obligations. In consideration for such arrangement, the Company expects to receive a reduced amount of leasehold investment reimbursement of $55,000 per month through August of 2002 or approximately $1.9 million in the aggregate. If Scriptgen were to default on its lease agreement, the Company could receive less than the $1.9 million. The Company has not obtained an independent appraisal on the value of the income stream. The Company has recorded an estimate of $1.4 million as the estimated net value for the purpose of liquidation accounting.

NOTE C - LIABILITIES OF THE COMPANY

At September 30, 1999, the Company recorded an estimate of $1.3 million of cost including management compensation, professional fees, insurance, and facility costs to be incurred during the 3 year liquidation period. Accrued expenses and other current liabilities consist primarily of costs incurred through September 30, 1999, including severance costs and other operating costs.

NOTE D - LIQUIDATING DISTRIBUTION

 On September 1, 1999, the Company returned to its stockholders the sum of $39.9 million ($1.94 per share, based on 20,550,773 shares of Common Stock currently outstanding) to stockholders of record as of August 25, 1999. Future distributions to stockholders will be made by the Board of Directors of the Company as the Company's assets are converted to cash. The actual amount and timing of future distributions cannot be predicted at this time. The Company will distribute pro rata to its stockholders, in cash or in-kind, or sell or otherwise dispose of, all of its property and assets. The liquidation will be concluded prior to August 27, 2002 by a final liquidating distribution either directly to the stockholders or to one or more liquidating trusts. Details regarding the plan to liquidate and dissolve the Company can be found in the Company's 1999 Proxy Statement filed with the Securities and Exchange Commission and mailed to stockholders on July 15, 1999.

NOTE E - CERTIFICATE OF DISSOLUTION

The Company filed a Certificate of Dissolution with the State of Delaware on August 27, 1999.

ITEM 2 MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

On February 5, 1999, the Company announced that its Board of Directors had decided to conclude the business activities of the Company as soon as practicable. On March 23 1999, the Board of Directors approved a plan to liquidate and dissolve the Company (the "Plan"). The Plan was approved by a majority of the stockholders of the Company on August 25, 1999. The key features of the Plan are (1) the conclusion of all business activities, other than those in execution of the Plan; (2) the sale or disposition of all of the Company's assets; (3) the satisfaction of all outstanding liabilities; (4) the payment of liquidating distributions to stockholders in complete redemption of the Common Stock; and (5) the authorization of the filing of Certificate of Dissolution with the State of Delaware. As a result of the adoption of the Plan, the Company adopted the liquidation basis of accounting effective July 1, 1999, whereby assets are valued at their estimated net realizable values and liabilities are valued at their estimated settlement amounts. The valuation of assets and liabilities requires many estimates and assumptions by management and there are substantial uncertainties in carrying out the provisions of the Plan. The amount and timing of future liquidating distributions will depend upon a variety of factors including, but not limited to, the actual proceeds from the sale of any of the Company's assets, the ultimate settlement amounts of the Company's liabilities and obligations, and actual costs incurred in connection with carrying out the Plan, including management fees and administrative costs during the liquidation period, and the timing of the liquidation and dissolution.

The Company is a Delaware corporation and Delaware law requires that the Company stay in existence as a non-operating entity for three years from August 27, 1999, the date the Company filed a certificate of dissolution in Delaware. During the dissolution period, the Company will attempt to convert its remaining assets to cash as expeditiously as possible.

On September 1, 1999, the Company returned to its stockholders the sum of $39.9 million ($1.94 per share, based on 20,550,773 shares of Common Stock currently outstanding) to stockholders of record as of August 25, 1999. Future distributions to stockholders will be made by the Board of Directors of the Company as the Company's assets are converted to cash. The actual amount and timing of future distributions cannot be predicted at this time. The Company will distribute pro rata to its stockholders, in cash or in-kind, or sell or otherwise dispose of, all of its property and assets. The liquidation will be concluded prior to August 27, 2002 by a final liquidating distribution either directly to the stockholders or to one or more liquidating trusts. Details regarding the plan to liquidate and dissolve the Company can be found in the Company's 1999 Proxy Statement filed with the Securities and Exchange Commission and mailed to stockholders on July 15, 1999.


RESULTS OF OPERATIONS

During the third quarter of 1999, the Company terminated its operations and recorded all adjustments necessary under generally accepted accounting policies for a liquidation based entity to reflect the carrying amount of assets and liabilities estimated to be incurred during the Company's liquidation period. As a result, the operations of the Company are not comparable to prior period activity.

LIQUIDITY AND CAPITAL RESOURCES

The Company's primary objectives are to liquidate its assets in the shortest time period possible while realizing the maximum values for such assets and reduction of operating costs. Although the Company considers its assumptions and estimates as to the value and timing of such liquidations to be reasonable, the period of time to liquidate the assets and distribute the proceeds of such assets is subject to significant business, economic and competitive uncertainties and contingencies, many of which are beyond the Company's control.

Cash available for distributions was approximately $1,449,000 at September 30, 1999 (cash of $1,949,000 less security deposit due to landlord of $500,000).

On September 1, 1999, the Company returned to its stockholders the sum of $39.9 million ($1.94 per share, based on 20,550,773 shares of Common Stock currently outstanding) to stockholders of record as of August 25, 1999. Future distributions to stockholders will be made by the Board of Directors of the Company as the Company's assets are converted to cash. The actual amount and timing of future distributions cannot be predicted at this time. The Company will distribute pro rata to its stockholders, in cash or in-kind, or sell or otherwise dispose of, all of its property and assets. The liquidation will be concluded prior to August 27, 2002 by a final liquidating distribution either directly to the stockholders or to one or more liquidating trusts. Details regarding the plan to liquidate and dissolve the Company can be found in the Company's 1999 Proxy Statement filed with the Securities and Exchange Commission and mailed to stockholders on July 15, 1999.


YEAR 2000
Certain companies may face problems if the computer processors and software upon which they directly or indirectly rely are unable to process date values correctly upon the turn of the millennium ("Year 2000").

The Company presently believes that its computer systems, software and other equipment are Year 2000 compliant and that the liquidation process will not be affected by any Year 2000 issues. Costs incurred to date related to Year 2000 have not been material and future costs are not expected to be material.


FORWARD LOOKING STATEMENTS
This Quarterly Report on Form 10-Q contains forward-looking statements. For this purpose, any statements contained herein that are not statements of historical fact may be deemed to be forward-looking statements. Without limiting the foregoing, the words "believes," "anticipates," "plans," expects," "intends", "estimates", and similar expressions are intended to identify forward-looking statements. There are a number of important factors that could affect the future activities of the Company, including, without limitation, the factors set forth below and those set forth under the heading "Future Results" and elsewhere in the Company's Annual Report on Form 10-K for the year ended December 31, 1998, as filed with the Securities and Exchange Commission, and the information contained in this Quarterly Report on Form 10-Q should be read in light of such factors.

The Company's plan is to conclude the business activities of the Company and distribute the Company's assets to its stockholders. The success of this plan depends in large part upon the Company's ability to retain the services of certain of its current executives or to attract qualified replacements for them.

The Company expects that it will not be able to satisfy the requirements for continued listing of its common stock on the Nasdaq National Market ("NASDAQ"). The Company received a notice from NASDAQ on October 19, 1999, indicating that the company would be delisted as of January 19, 2000. The rules of

NASDAQ require that companies listed on NASDAQ satisfy certain requirements for listing, including that a listed company continue to have an operating business. Since the Company has terminated its business activities, it no longer has an operating business. If NASDAQ delists the Company's common stock, the ability of stockholders to buy and sell shares may be materially impaired.

Any future payments which the Company may receive under its agreements with Cantab, Heska, and Sankyo and, therefore, any future value which may be returned to the Company's stockholders with respect to those agreements, are dependent upon the successful development and commercialization and in large part, commercialization of the products licensed or sold to such companies, as the case may be. The respective ability of Cantab, Heska, and Sankyo to develop and commercialize their products is subject to all of the risks and uncertainties inherent in the biotechnology industry, including those associated with the early stage of development of such products, government regulation, competition, patents and proprietary rights, manufacturing and marketing, additional financing requirements and access to capital, product liability and third-party reimbursement. There can be no assurance that any of these products will be successfully developed or commercialized or that the Company will be able to receive value during the liquidation period.

The Company sold certain assets related to its drugs of addiction vaccine programs for the treatment of nicotine and cocaine addiction to Cantab. In exchange for these assets and cash totaling $6,000,000, the Company received 2,566,845 new Cantab Ordinary Shares of 2p each, which are represented by 855,615 American Depository Receipts ("ADR's"). In addition, ImmuLogic is entitled to receive additional payments if Cantab achieves certain milestones in its cocaine and nicotine clinical development. These payments may, at the option of Cantab, be paid in ADR's. The ADR's held by the Company are subject to certain contractual limitations with respect to disposition of the shares. In addition, the ADR's currently held by the Company, and which may be issued to the Company, are subject to extreme price and volume fluctuations. Accordingly, the value estimate of $5,000,000, which the Company recorded to be received upon disposition of such shares and to be distributed to the stockholders with respect thereto, cannot be assured.

The actual timing of future distributions cannot be predicted at this time. The Company will distribute pro rata to its stockholders, in cash or in-kind, or sell or otherwise dispose of, all of its property and assets. The liquidation will be concluded prior to the third anniversary thereof by a final liquidating distribution either directly to the stockholders or to one or more liquidating trusts. Details regarding the plan to liquidate and dissolve the Company can be found in the Company's 1999 Proxy Statement filed with the Securities and Exchange Commission and mailed to stockholders on July 15, 1999.



ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

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

                           PART II. OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K


     (a)              Exhibit:

                      Exhibit
                      Number                      Exhibit

                      27                          Financial Data Schedule


      (b)             Reports on Form 8-K:        A Current Report on Form 8-K
                                                  was filed on August 26, 1999.

                                   SIGNATURES



       Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                    IMMULOGIC PHARMACEUTICAL CORPORATION
                                               (Registrant)





Date:  11/15/99                     /s/ J. Richard Crowley
                                    J. Richard Crowley
                                    President, Secretary and Treasurer
                                    (Principal Financial and Accounting Officer)