Form 10-K405
period 1999-12-31
IMMULOGIC PHARMACEUTICAL CORP /DE
filed 2000-03-30
CIK 873731

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

                    ANNUAL REPORT PURSUANT TO 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended December 31, 1999
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

Indicate by a check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to the Form 10-K. [ X ]

The aggregate market value of the Common Stock held by non-affiliates of the registrant, based on the last sale price of the Common Stock reported on the Nasdaq over-the-counter bulletin board on March 13, 2000 was $14,796,525.

The number of shares of Common Stock outstanding as of March 13, 2000 was 20,550,773.

                   DOCUMENTS INCORPORATED BY REFERENCE - None

PART I

ITEM 1. BUSINESS

GENERAL

ImmuLogic Pharmaceutical Corporation ("ImmuLogic" or the "Company") is a biopharmaceutical company, incorporated under the laws of the State of Delaware on March 26, 1987.

On February 5, 1999, the Company announced that its Board of Directors had decided to conclude the business activities of the Company as soon as practicable. On March 23 1999, the Board of Directors approved a plan to liquidate and dissolve the Company (the "Plan"). The Plan was approved by a majority of the stockholders of the Company on August 25, 1999. The key features of the Plan are (1) the conclusion of all business activities, other than those in execution of the Plan; (2) the sale or disposition of all of the Company's assets; (3) the satisfaction of all outstanding liabilities; (4) the payment of liquidating distributions to stockholders in complete redemption of the Common Stock; and (5) the authorization of the filing of Certificate of Dissolution with the State of Delaware. As a result of the adoption of the Plan and the imminent nature of the liquidation, the Company adopted the liquidation basis of accounting effective July 1, 1999, whereby assets are valued at their estimated net realizable values and liabilities are valued at their estimated settlement amounts. The valuation of assets and liabilities requires many estimates and assumptions by management and there are substantial uncertainties in carrying out the provisions of the Plan. The amount and timing of future liquidating distributions will depend upon a variety of factors including, but not limited to, the actual proceeds from the sale of any of the Company's assets, the ultimate settlement amounts of the Company's liabilities and obligations, and actual costs incurred in connection with carrying out the Plan, including management fees and administrative costs during the liquidation period.

The Company is a Delaware corporation and Delaware law requires that the Company stay in existence as a non-operating entity for three years from August 27, 1999, the date the Company filed a certificate of dissolution in Delaware. During the dissolution period, the Company will attempt to convert its remaining net assets to cash as expeditiously as possible.

On September 1, 1999, the Company returned to its stockholders the sum of $39.9 million (or $1.94 per share, based on 20,550,773 shares of Common Stock currently outstanding) to stockholders of record as of August 25, 1999. Future distributions to stockholders would be made by the Board of Directors of the Company as the Company's net assets are converted to cash. The actual amount and timing of future distributions cannot be predicted at this time. The Company intends to distribute pro rata to its stockholders, in cash or in-kind, or sell or otherwise dispose of, all of its property and net assets. The liquidation should be concluded prior to August 27, 2002 by a final liquidating distribution either directly to the stockholders or to one or more liquidating trusts. Details regarding the plan to liquidate and dissolve the Company can be found in the Company's 1999 Proxy Statement filed with the Securities and Exchange Commission and mailed to stockholders on July 15, 1999.

PATENTS AND PROPRIETARY RIGHTS

ImmuLogic's material proprietary rights consisted of patents and licenses to patents in the following areas: general immunotherapy and autoimmune, allergy and drug abuse therapy.

The Company's rights relating to general immunotherapy were licensed from Washington University and the Massachusetts Institute of Technology ("MIT"). The license from Washington University was terminated in January 1999. The Company terminated the license from MIT effective July 27, 1999.

The Company's patents relating to autoimmune therapy have been discontinued.

The Company's patents relating to allergy therapy were transferred to Heska Corporation ("Heska") in December 1999. For the transfer of these patents and the Company's agreement to relinquish certain of its rights to receive license fees and royalties under the license agreement signed with Heska in 1998, the Company received the sum of $300,000 in cash.

The Company's patents relating to drug abuse therapy were sold to Cantab Pharmaceuticals plc ("Cantab") on February 2, 1999. See the description of this transaction set forth under the heading "Risk Factors" below.

RISK FACTORS

The Company's plan is to conclude the business activities of the Company and distribute the Company's net assets to its stockholders. The Company and its future plans are subject to a number of risks and uncertainties, including those set forth below:

The Company no longer satisfies the requirements for continued listing of its common stock on the Nasdaq National Market ("NASDAQ"). The Company received a notice from NASDAQ on October 19, 1999, indicating that the company would be delisted as of January 22, 2000. The delisting of the Company's common stock in fact occurred on that date. Because NASDAQ has delisted the Company's common stock, the ability of stockholders to buy and sell shares may be materially impaired. The Company's common stock is now traded on the NASDAQ over-the-counter bulletin board.

Any future payments which the Company may receive under its agreements with Cantab and Heska, and, therefore, any future value which may be returned to the Company's stockholders with respect to those agreements, are dependent upon the successful development and commercialization of the products licensed or sold to such companies, as the case may be. The respective ability of Cantab and Heska to develop and commercialize their products is subject to all of the risks and uncertainties inherent in the biotechnology industry, including those associated with the early stage of development of such products, government regulation, competition, patents and proprietary rights, manufacturing and marketing, additional financing requirements and access to capital, product liability and third-party reimbursement. There can be no assurance that any of these products will be successfully developed or commercialized or that the Company will receive any value with respect to them during the liquidation period.

The Company sold certain assets related to its drugs of addiction vaccine programs for the treatment of nicotine and cocaine addiction to Cantab. In exchange for these assets and cash totaling $6,000,000, the Company received 2,566,845 new Cantab Ordinary Shares of 2p each, which are represented by 855,615 American Depository Shares ("ADS's"). In addition, ImmuLogic is entitled to receive additional payments if Cantab achieves certain milestones in its cocaine and nicotine clinical development. These payments may, at the option of Cantab, be paid in ADS's. The ADS's held by the Company are subject to certain contractual limitations with respect to disposition of the shares. In addition, the ADS's currently held by the Company, and which may be issued to the Company, are subject to extreme price and volume fluctuations. Accordingly, the net realizable value of $12,000,000, which the Company recorded to be received upon disposition of such shares and to be distributed to the stockholders with respect thereto, cannot be assured.

The actual timing of future distributions cannot be predicted at this time. The Company intends to distribute pro rata to its stockholders, in cash or in-kind, or sell or otherwise dispose of, all of its property and net assets. The liquidation should be concluded prior to the third anniversary thereof by a final liquidating distribution either directly to the stockholders or to one or more liquidating trusts. Details regarding the plan to liquidate and dissolve the Company can be found in the Company's 1999 Proxy Statement filed with the Securities and Exchange Commission and mailed to stockholders on July 15, 1999.



EMPLOYEES

As of March 13, 2000, the Company had two part-time consultants and no full-time employees.


ITEM 2. PROPERTIES

In February, 1998, the Company entered into a phased sublease agreement with Scriptgen for the Company's 85,000 square foot headquarters and research and development facility located in Waltham, Massachusetts. The entire facility was subleased to Scriptgen effective August 1, 1999. Under the terms of the sublease, Scriptgen has assumed the Company's obligation under the lease in addition to reimbursing the Company for a portion of the Company's leasehold improvements. The Company negotiated with the landlord and Scriptgen an arrangement which eliminated the Company's liability for the lease in the event that Scriptgen were to default on its sublease obligations. In consideration for such arrangement, the Company expects to receive $55,000 per month through August of 2002 or approximately $1.76 million in the aggregate. If Scriptgen were to default on its lease agreement or if the Company sold its interest in the lease, the Company would receive less than the $1.76 million. As of December 31, 1999, the Company has recorded $1.4 million as the estimated net realizable value for the purpose of liquidation basis accounting.

ITEM 3. LEGAL PROCEEDINGS

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.


EXECUTIVE OFFICER OF THE REGISTRANT
The executive officer of the Company and his age and position with the Company as of March 13, 2000 is as follows:

     NAME                             AGE          POSITION WITH THE COMPANY
     ----                             ---          -------------------------
J. Richard Crowley                    44           President, Treasurer and Secretary

J. RICHARD CROWLEY, a consultant to ImmuLogic, holds the position of President, Treasurer and Secretary and previously served as ImmuLogic's interim Chief Financial Officer through April 1999. Mr. Crowley is President of Keystone Consulting, a contract financial and operational management services firm. Mr. Crowley's experience from 1983 to 1995 includes senior financial and operational positions with the LittlePoint Corporation, TransNational Financial Services and the Crosby Vandenburgh Group. From 1979 to 1983, Mr. Crowley was employed by Price Waterhouse, during which time he obtained his C.P.A. Mr. Crowley holds a B.A. in Economics from Providence College. Mr. Crowley is also a member of the Board of Directors of ImmuLogic.

Executive officers of the Company are elected by the Board of Directors on an annual basis and serve at the discretion of the Board of Directors. There is no family relationship among any of the officers or directors.

PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

The Company's Common Stock is currently traded on the Nasdaq over-the-counter bulletin board under the symbol IMUL. From May 1992 through January 22, 2000, the Company's Common Stock was traded on the over-the-counter market on the Nasdaq National Market under the symbol IMUL. Due to the Company's liquidation, the stock was delisted from the Nasdaq National Market on January 22, 2000. The following table sets forth for the periods indicated the range of high and low closing sale prices per share of the Common Stock as reported by the Nasdaq National Market.

                                              HIGH                       LOW
                                              ----                       ---
                1999
              First Quarter                $ 1 15/16                $  1   1/4
              Second Quarter                 1 31/32                   1 27/32
              Third Quarter                  2  3/32                      3/16
              Fourth Quarter                     3/4                      5/32


                1998
              First Quarter                $ 2   1/4                $  1   3/8
              Second Quarter                 2  7/16                   1  5/16
              Third Quarter                  2  1/16                   1  5/16
              Fourth Quarter                 1   3/4                   1   1/8

On December 31, 1999, there were approximately 347 holders of record of the Company's Common Stock.


On September 1, 1999, the Company returned to its stockholders the sum of $39.9 million (or $1.94 per share, based on 20,550,773 shares of Common Stock currently outstanding) to stockholders of record as of August 25, 1999. Future distributions to stockholders would be made by the Board of Directors of the Company as the Company's net assets are converted to cash. The actual amount and timing of future distributions cannot be predicted at this time. The Company intends to distribute pro rata to its stockholders, in cash or in-kind, or sell or otherwise dispose of, all of its property and net assets. The liquidation should be concluded prior to August 27, 2002 by a final liquidating distribution either directly to the stockholders or to one or more liquidating trusts. Details regarding the plan to liquidate and dissolve the Company can be found in the Company's 1999 Proxy Statement filed with the Securities and Exchange Commission and mailed to stockholders on July 15, 1999. The timing of future distributions cannot be predicted at this time.

ITEM 6. SELECTED FINANCIAL DATA

The following selected financial data of the Company as of and for the five years ended December 31, 1999 are derived from the financial statements of the Company. The information set forth below should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" included as Item 7 and the financial statements and related footnotes included as Item 8 in this Form 10-K. Effective July 1, 1999, the Company adopted the liquidation basis of accounting and as a result does not reflect full year operating results for 1999 in the selected financial data shown below. For the six months ended December 31, 1999, the Company recorded an increase in net assets of approximately $6 million relating to the adoption of liquidation basis accounting.


CONSOLIDATED STATEMENT OF OPERATIONS DATA:                    SIX MONTHS
                                                                ENDED
                                                               JUNE 30,                 YEARS ENDED DECEMBER 31,
(IN THOUSANDS, EXCEPT PER SHARE DATA)                            1999         1998          1997         1996         1995
-------------------------------------                            ----         ----          ----         ----         ----
Total revenues                                                 $ 1,088      $ 4,345      $  2,049     $  9,239     $  7,758
Research and development expenses                                1,088        5,197        17,103       25,882       24,709
General and administrative expenses                              2,179        2,162         6,390        6,830        6,433
Net loss                                                        (2,060)        (310)      (18,119)     (18,870)     (19,151)
Basic and diluted net loss per share                             (0.10)       (0.02)        (0.89)       (0.93)       (1.12)
Weighted average number of common
shares outstanding                                              20,376       20,362        20,273       20,206       17,035


Consolidated Balance Sheet and Net Assets In
Liquidation Data:                                                                       DECEMBER 31,
(IN THOUSANDS, EXCEPT DIVIDEND DATA)                              1999         1998          1997         1996         1995
------------------------------------                              ----         ----          ----         ----         ----
Cash and cash equivalents and
     short- and long-term investments                           $2,168     $ 48,628      $ 52,293     $ 70,047     $ 85,960
Total assets                                                    18,621       56,195        59,588       79,654       97,579
Net assets in liquidation                                       16,901            -             -            -            -
Long-term obligations                                                -          275           325          375          425
Stockholders' equity                                                         53,758        54,019       71,926       89,535

Dividends ($39,868,500 based on 20,550,773 shares
outstanding on September 1, 1999)                                $1.94            -             -            -            -

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

Since inception, the Company had focused on the research and clinical development of products to treat allergies, autoimmune diseases, and vaccines for the management of drugs of abuse.

On February 5, 1999, the Company announced that its Board of Directors had decided to conclude the business activities of the Company as soon as practicable. On March 23 1999, the Board of Directors approved a plan to liquidate and dissolve the Company (the "Plan"). The Plan was approved by a majority of the stockholders of the Company on August 25, 1999. The key features of the Plan are (1) the conclusion of all business activities, other than those in execution of the Plan; (2) the sale or disposition of all of the Company's assets; (3) the satisfaction of all outstanding liabilities; (4) the payment of liquidating distributions to stockholders in complete redemption of the Common Stock; and (5) the authorization of the filing of Certificate of Dissolution with the State of Delaware. As a result of the adoption of the Plan and the imminent nature of the liquidation, the Company adopted the liquidation basis of accounting effective July 1, 1999, whereby assets are valued at their estimated net realizable values and liabilities are valued at their estimated settlement amounts. The valuation of assets and liabilities requires many estimates and assumptions by management and there are substantial uncertainties in carrying out the provisions of the Plan. The amount and timing of future liquidating distributions will depend upon a variety of factors including, but not limited to, the actual proceeds from the sale of any of the Company's assets, the ultimate settlement amounts of the Company's liabilities and obligations, and actual costs incurred in connection with carrying out the Plan, including management fees and administrative costs during the liquidation period.

The Company is a Delaware corporation and Delaware law requires that the Company stay in existence as a non-operating entity for three years from August 27, 1999, the date the Company filed a certificate of dissolution in Delaware. During the dissolution period, the Company will attempt to convert its remaining net assets to cash as expeditiously as possible.

On September 1, 1999, the Company returned to its stockholders the sum of $39.9 million (or $1.94 per share, based on 20,550,773 shares of Common Stock currently outstanding) to stockholders of record as of August 25, 1999. Future distributions to stockholders would be made by the Board of Directors of the Company as the Company's net assets are converted to cash. The actual amount and timing of future distributions cannot be predicted at this time. The Company intends to distribute pro rata to its stockholders, in cash or in-kind, or sell or otherwise dispose of, all of its property and net assets. The liquidation should be concluded prior to August 27, 2002 by a final liquidating distribution either directly to the stockholders or to one or more liquidating trusts. Details regarding the plan to liquidate and dissolve the Company can be found in the Company's 1999 Proxy Statement filed with the Securities and Exchange Commission and mailed to stockholders on July 15, 1999.

LIQUIDITY AND CAPITAL RESOURCES

The Company's primary objectives are to liquidate its net assets in an efficient manner that optimizes the values for such assets and to reduce operating costs. The period of time to liquidate the assets and distribute the proceeds of the Company's assets is subject to significant business, economic and competitive uncertainties and contingencies, many of which are beyond the Company's control.

As of December 31, 1999, the Company had cash and cash equivalents of $2,168,000 invested primarily in high-grade commercial paper and money market funds.

The Company currently owns 2,566,845 Cantab ordinary shares in the form of 855,615 American Depository Shares ("ADSs"). One ADS is equal to approximately three ordinary shares. Under the terms of the Company's agreement with Cantab, the Company could not sell any of the ADSs or Cantab ordinary shares represented by the ADSs prior to August 2, 1999. Thereafter, the Company may immediately sell up to 25% of the ADSs, and then may sell an additional 25% every 90 days thereafter. In addition, the Company is obligated to sell such shares through a broker or brokers designated by Cantab and approved by the Company, and in a manner to be agreed upon by the Company and Cantab that is mutually advantageous to the Company and Cantab, considering the desire for the Company to sell and the desire of Cantab to avoid undue disruption of the market for such securities. The valuation of this investment is based upon subjective judgements due to the inherent uncertainty of Cantab's volatile stock price, low trading volume, the large quantity of shares the Company holds in Cantab, and restrictions in place under the Company's agreement with Cantab as outlined above. Accordingly, based upon its 90 day trading history, applying a discount factor and taking into consideration the contractual restrictions to which it is subject, the Company has recorded an asset of $12 million, the estimated net realizable value of the stock for purposes of liquidation basis accounting.

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

              Cocaine.........................    Phase II       $2 million
              Nicotine........................    Phase I        $3 million
              Nicotine........................    Phase II       $6 million

Upon receipt of the Phase II Cocaine or Phase I Nicotine milestones in the form of Cantab stock or ADSs, the Company may sell up to 25% of such shares in each of the four quarters following the expiration of an initial six-month period. There would be no lock-up on shares paid in respect of any additional milestones.

The Company could potentially also receive a share of net royalties Cantab may receive from vaccine sales proportionate to the level of worldwide product sales achieved. While the Company will attempt to monetize these potential royalty streams, the Company does not anticipate receiving significant value for them and thus has not recorded any net realizable value for the royalty streams.

The Company estimates that the range of value to be received from these milestones and royalties to be $0 to $11 million based on the contract terms. The Company has recorded $3.0 million as the estimated net realizable value for the purpose of liquidation basis accounting, which assumes the realization of one of these milestones.


In February, 1998, the Company entered into a phased sublease agreement with Scriptgen for the Company's 85,000 square foot headquarters and research and development facility located in Waltham, Massachusetts. The entire facility was subleased to Scriptgen effective August 1, 1999. Under the terms of the sublease, Scriptgen has assumed the Company's obligation under the lease in addition to reimbursing the Company for a portion of the Company's leasehold improvements. The Company negotiated with the landlord and Scriptgen an arrangement which eliminated the Company's liability for the lease in the event that Scriptgen were to default on its sublease obligations. In consideration for such arrangement, the Company expects to receive $55,000 per month through August of 2002 or approximately $1.76 million in the aggregate. If Scriptgen were to default on its lease agreement or if the Company sold its interest in the lease, the Company would receive less than the $1.76 million. As of December 31, 1999, the Company has recorded $1.4 million as the estimated net realizable value for the purpose of liquidation basis accounting.

At December 31, 1999, the Company estimates that there are $1.2 million of costs remaining including management compensation, professional fees, insurance, and facility costs to be incurred during the remaining liquidation period through August 26, 2002. Accrued expenses and other current liabilities consist primarily of costs incurred through June 30, 1999, including severance costs and other operating costs incurred prior to the liquidation of the Company.

RESULTS OF OPERATIONS

Six Months Ended June 30, 1999 (the last period in which the Company had operations)

All significant changes between 1999 and 1998 were due to the accrual of estimated costs to liquidate the Company as discussed under the heading "Liquidity and Capital Resources" and other costs incurred in discontinuing the operations of the Company as discussed below.

Revenues for the six months ending June 30, 1999 were $1,088,000 which were entirely generated from research and development services performed for Cantab. These services terminated on June 30, 1999.

Research and development expenses for the six months ended June 30, 1999 were $1,088,000, relating entirely to research and development services performed for Cantab. These services terminated on June 30, 1999.

General and administrative expenses for the six months ended June 30, 1999 were $2,179,000 which included approximately $1,006,000 in severance for 15 employees, including the former President and Chief Executive Officer of the Company.

During the first six months of 1999, a net write-off of $966,000 was recorded in connection with the disposition of the Company's Lease.

For the first six months of 1999, interest income was $1,085,000 resulting from interest earned on an average cash and investment balance of approximately $45,458,000.

YEARS ENDED DECEMBER 31, 1998 AND 1997

Total revenues in 1998 were $4,345,000 compared to $2,049,000 in 1997. The increase in total revenues from 1997 was primarily due to revenues recorded by the Company totaling $3,000,000 in December 1998 due from Cantab Pharmaceuticals plc ("Cantab") for the sale of the Company's assets related to its drugs of addiction vaccine programs for the treatment of nicotine and cocaine addiction. In addition, the Company received a total of $200,000 in license payments during 1998 from Heska Corporation ("Heska") and Sankyo Co., Ltd. ("Sankyo"). Sponsored research funding from Schering AG totaled $312,500 in 1998 as compared to $1,250,000 in 1997 due to the completion of the research funding under the agreement as of March 31, 1998. Revenue received from the National Institute of Health ("NIH") under the Company's grants was $832,000 and $615,000 in 1998 and 1997, respectively.

Total operating expenses were $7,359,000 in 1998 compared to $23,492,000 in 1997. Research and development expenses were $5,198,000 in 1998 compared to $17,103,000 in 1997, a decrease of $11,905,000 or 69.6%. The decrease in operating and research and development expenses was primarily due to reduced headcount and related costs due to the discontinuation of all of the Company's research and development programs with the exception of the Company's drugs of addiction programs, which were both sold in December 1998. Severance costs related to the Company's downsizing totaled $150,000 and $1,211,000 in 1998 and 1997 respectively, and non- cash charges of $187,000 and $355,000 were recorded in 1998 and 1997 respectively for the writedown of the Company's leasehold improvements to their currently estimated net realizable value.

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

FUTURE RESULTS

This Annual Report on Form 10-K contains forward-looking statements. For this purpose, any statements contained herein that are not statements of historical fact may be deemed to be forward-looking statements. Without limiting the foregoing, the words "believes," "anticipates," "plans," expects," "intends", "estimates", and similar expressions are intended to identify forward-looking statements. The Company's plan is to conclude the business activities of the Company and distribute the Company's net assets to its stockholders. There are a number of important factors that could affect the future activities of the Company, including, without limitation, the factors set forth below.

The Company no longer satisfies the requirements for continued listing of its common stock on the Nasdaq National Market ("NASDAQ"). The Company received a notice from NASDAQ on October 19, 1999, indicating that the company would be delisted as of January 22, 2000. The delisting of the company's common stock in fact occurred on that date. Because NASDAQ has delisted the Company's common stock, the ability of stockholders to buy and sell shares may be materially impaired. The Company's common stock is now traded on the NASDAQ over-the-counter bulletin board.

Any future payments which the Company may receive under its agreements with Cantab and Heska, and, therefore, any future value which may be returned to the Company's stockholders with respect to those agreements, are dependent upon the successful development and commercialization of the products licensed or sold to such companies, as the case may be. The respective ability of Cantab and Heska to develop and commercialize their products is subject to all of the risks and uncertainties inherent in the biotechnology industry, including those associated with the early stage of development of such products, government regulation, competition, patents and proprietary rights, manufacturing and marketing, additional financing requirements and access to capital, product liability and third-party reimbursement. There can be no assurance that any of these products will be successfully developed or commercialized or that the Company will receive any value with respect to them during the liquidation period.

The Company sold certain assets related to its drugs of addiction vaccine programs for the treatment of nicotine and cocaine addiction to Cantab. In exchange for these assets and cash totaling $6,000,000, the Company received 2,566,845 new Cantab Ordinary Shares of 2p each, which are represented by 855,615 American Depository Shares ("ADS's"). In addition, ImmuLogic is entitled to receive additional payments if Cantab achieves certain milestones in its cocaine and nicotine clinical development. These payments may, at the option of Cantab, be paid in ADS's. The ADS's held by the Company are subject to certain contractual limitations with respect to disposition of the shares. In addition, the ADS's currently held by the Company, and which may be issued to the Company, are subject to extreme price and volume fluctuations. Accordingly, the net realizable value of $12,000,000, which the Company recorded to be received upon disposition of such shares and to be distributed to the stockholders with respect thereto, cannot be assured.

The actual timing of future distributions cannot be predicted at this time. The Company intends to distribute pro rata to its stockholders, in cash or in-kind, or sell or otherwise dispose of, all of its property and net assets. The liquidation should be concluded prior to the third anniversary thereof by a final liquidating distribution either directly to the stockholders or to one or more liquidating trusts. Details regarding the plan to liquidate and dissolve the Company can be found in the Company's 1999 Proxy Statement filed with the Securities and Exchange Commission and mailed to stockholders on July 15, 1999.

NEW ACCOUNTING PRONOUNCEMENTS

In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 133 ("SFAS 133"), "Accounting for Derivative Instruments and Hedging Activities". This Statement requires companies to record derivatives on the balance sheet as assets or liabilities, measured at fair value. Gains or losses resulting from the change in the values of those derivatives would be accounted for depending on the use of the derivative and whether it qualifies for hedge accounting. In June 1999, the FASB issued Statement of financial Accounting Standard No. 137 ("SFAS 137"), "Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FAS Statement 133", which postponed the adoption of SFAS No.
133. As such the Company is not required to adopt the statement until the year ending December 31, 2001. We believe the adoption of SFAS No. 133 will not have any effect on the financial statements.

In December 1999, the Staff of the Securities and Exchange Commission issued Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements" ("SAB 101"). SAB 101 summarizes certain of the Staff's views in applying accounting principles generally accepted in the United States to revenue recognition in financial statements. We believe the provisions of SAB 101 will not have any effect on the financial statements.

Item 7A - QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA


                        REPORT OF INDEPENDENT ACCOUNTANTS


To the Board of Directors and Stockholders of ImmuLogic Pharmaceutical
Corporation:

We have audited the accompanying consolidated statement of net assets in liquidation of ImmuLogic Pharmaceutical Corporation (the "Company") as of December 31, 1999, and the related consolidated statement of changes in net assets in liquidation for the six months ended December 31, 1999. In addition, we have audited the accompanying consolidated balance sheet of the Company as of December 31, 1998, and the related consolidated statements of operations, cash flows and stockholders' equity for the six months ended June 30, 1999 and the years ended December 31, 1998 and 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

Except as discussed in the following paragraph, we conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

As discussed in Note B to the consolidated financial statements, the Company has recorded the estimated net realizable value of the Cantab stock at $12 million based upon subjective judgements of management. Due to the inherent uncertainties of the amounts realizable in the future from such sale and the contractual restrictions with respect to the disposal of this stock at December 31, 1999, management was unable to provide us information with respect to the timing and nature of the sale of the Cantab Stock. Accordingly, we were unable to satisfy ourselves as to the estimated net realizable value of the Cantab Stock at December 31, 1999.

As discussed in Note A to the consolidated financial statements, the Company's stockholders have approved a plan of complete liquidation and dissolution of the Company. As a result, the Company has changed its basis of accounting from the going concern basis to the liquidation basis effective July 1, 1999, under which the consolidated financial statements reflect assets at estimated net realizable amounts and liabilities at estimated settlement amounts.

In our opinion, except for the effects of such adjustments, if any, as might have been determined to be necessary had we been able to satisfy ourselves as to the net realizable value of the Cantab stock at December 31, 1999, the consolidated financial statements referred to above present fairly, in all material respects, the net assets in liquidation of ImmuLogic Pharmaceutical Corporation at December 31, 1999, the changes in its net assets in liquidation for the six months ended December 31, 1999, its financial position at December 31, 1998, and the results of its operations and its cash flows for the six months ended June 30, 1999 and the years ended December 31, 1998 and 1997 in conformity with accounting principles generally accepted in the United States on the bases described in the preceding paragraph.

                                                  /s/ PRICEWATERHOUSECOOPERS LLP
                                                  PRICEWATERHOUSECOOPERS LLP



March 13, 2000

IMMULOGIC PHARMACEUTICAL CORPORATION
CONSOLIDATED STATEMENT OF NET ASSETS IN LIQUIDATION


                                                                     DECEMBER 31,
                                                                         1999
                                                                         ----
                                     ASSETS

Cash and cash equivalents                                            $ 2,167,716
Cantab stock                                                          12,000,000
Milestones and royalties                                               3,000,000
Landlord receivable                                                    1,400,000
Other assets                                                              53,316
                                                                     -----------

        Total assets                                                 $18,621,032
                                                                     -----------

                                   LIABILITIES

Estimated costs to be incurred during liquidation period               1,215,000
Accounts payable and accrued expenses                                    505,431
                                                                     -----------
        Total liabilities                                              1,720,431

                                                                     -----------

NET ASSETS IN LIQUIDATION                                            $16,900,601
                                                                     ===========

         The accompanying notes are an integral part of the consolidated financial statements.

IMMULOGIC PHARMACEUTICAL CORPORATION
CONSOLIDATED BALANCE SHEET (GOING CONCERN BASIS)

                                                                        December 31, 1998
                                                                        -----------------
ASSETS
Current assets:
     Cash and cash equivalents                                            $  18,855,527
     Short-term investments                                                   8,218,939
     Receivable from sale of programs                                         3,000,000
     Prepaid expenses and other current assets                                  351,106
                                                                          -------------
         Total current assets                                                30,425,572
Property and equipment, net of accumulated
 depreciation of $6,970,395                                                   4,167,079
Long-term investments                                                        21,553,126
Other assets                                                                     48,790
                                                                          -------------
         Total assets                                                     $  56,194,567
                                                                          -------------
LIABILITIES
Current liabilities:
     Accounts payable                                                     $     185,096
     Accrued expenses                                                         1,926,468
     Other current liabilities                                                   50,000
                                                                          -------------
         Total current liabilities                                            2,161,564
Long-term liabilities                                                           275,000
                                                                          -------------
         Total liabilities                                                $   2,436,564
                                                                          -------------
Commitments
STOCKHOLDERS' EQUITY
Preferred stock, $.01 par value; 1,000,000 shares authorized;
 no shares issued or outstanding
Common stock, $.01 par value; 40,000,000 shares authorized;                          --
 20,367,672 shares issued and outstanding at December 31, 1998            $     203,677
Additional paid-in-capital                                                  185,298,513
Accumulated deficit                                                        (131,744,187)
                                                                          -------------
         Total stockholders' equity                                          53,758,003
                                                                          -------------
         Total liabilities and stockholders' equity                       $  56,194,567
                                                                          -------------

         The accompanying notes are an integral part of the consolidated financial statements.

IMMULOGIC PHARMACEUTICAL CORPORATION
CONSOLIDATED STATEMENT OF CHANGES IN NET ASSETS IN LIQUIDATION

                                                                SIX MONTHS
                                                             ENDED DECEMBER 31,
                                                                   1999
                                                                   ----
Stockholders' equity, July 1, 1999                             $ 50,838,708

Liquidation basis adjustments:
  Adjust assets and liabilities to fair value                      (595,504)

  Accrued estimated costs of liquidation                         (1,300,000)
                                                               ------------

Net assets in liquidation July 1, 1999                           48,943,204

  Dividend paid on September 1, 1999                            (39,868,500)

  Changes in other assets and liabilities                           453,902

  Adjust assets and liabilities to fair value                     7,371,995
                                                               ------------

Net assets in liquidation, December 31, 1999                   $ 16,900,601
                                                               ============

         The accompanying notes are an integral part of the consolidated financial statements.

IMMULOGIC PHARMACEUTICAL CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS (GOING CONCERN BASIS)

                                                             SIX MONTHS ENDED            YEARS ENDED DECEMBER 31,
                                                               JUNE 30, 1999             1998                1997
                                                               -------------             ----                ----
Revenues:
     Sponsored research revenues                                $  1,088,287         $  1,144,929         $  2,048,672
      Sale of programs                                                    --            3,000,000                   --
      License revenues                                                    --              200,000                   --

                                                                ------------         ------------         ------------
         Total revenues                                            1,088,287            4,344,929            2,048,672
                                                                ------------         ------------         ------------

Operating expenses:
     Proprietary research and development                                 --            4,052,646           14,615,582
     Sponsored research and development                            1,088,287            1,144,929            2,486,984
     General and administrative                                    2,178,561            2,161,594            6,389,593
     Loss on leasehold improvements, net                             966,000                   --                   --
                                                                ------------         ------------         ------------
         Total operating expenses                                  4,232,848            7,359,169           23,492,159
                                                                ------------         ------------         ------------
Operating loss                                                    (3,144,561)          (3,014,240)         (21,443,487)

Interest income                                                    1,085,003            2,704,666            3,324,924
                                                                ------------         ------------         ------------
Net loss                                                        $ (2,059,558)        $   (309,574)        $(18,118,563)
                                                                ============         ============         ============

Basic and diluted net loss per common share                     $      (0.10)        $      (0.02)        $      (0.89)
                                                                ============         ============         ============

Weighted average number of common shares outstanding              20,376,323           20,362,157           20,273,315
                                                                ============         ============         ============

Comprehensive loss:
Net loss                                                        $ (2,059,558)        $   (309,574)        $(18,118,563)
Other comprehensive loss:
  Unrealized loss on Cantab stock                                   (871,658)                  --                   --
                                                                ------------         ------------         ------------
Comprehensive loss                                              $ (2,931,216)        $   (309,574)        $(18,118,563)
                                                                ------------         ------------         ------------

         The accompanying notes are an integral part of the consolidated financial statements.

IMMULOGIC PHARMACEUTICAL CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS  (GOING CONCERN BASIS)

                                                                      SIX MONTHS ENDED            YEARS ENDED DECEMBER 31,
                                                                        JUNE 30, 1999            1998                 1997
                                                                        -------------            ----                 ----
Cash flows for operating activities:
     Net loss                                                           $ (2,059,558)        $   (309,574)        $(18,118,563)
     Adjustments to reconcile net loss to net cash used in
     operating activities:
         Depreciation and amortization                                        72,433              680,042            2,447,378
         Write-off of leasehold improvements                               1,446,279              200,544              443,881
         Shares issued for 401(k) employer match                              10,521               48,437              134,515
         Compensation expense                                                     --                   --                7,557
         Gain on sale of equipment                                           (14,150)             (70,396)             (13,765)
Changes in assets and liabilities:
     Prepaid expenses and other assets                                       219,212           (2,789,974)              63,996
     Accounts payable and accrued expenses                                   330,850           (3,082,272)          (2,108,886)
     Reduction in deferred rent                                             (615,932)                  --                   --
     Other current and long-term liabilities                                (325,000)             (50,000)             (50,000)
                                                                        ------------         ------------         ------------
         Total adjustments                                                 1,124,213           (5,063,619)             924,676
                                                                        ------------         ------------         ------------
Net cash used in operating activities                                       (935,345)          (5,373,193)         (17,193,887)
Cash flows from investing activities:
     Purchase of equipment                                                        --                   --             (629,104)
     Purchase of leasehold improvements                                           --                   --              (15,661)
     Purchase of Cantab stock                                             (6,000,000)                  --                   --
     Rent received for leasehold improvements                                462,746              480,461                   --
     Proceeds from sale of equipment                                         132,609            1,227,071               15,130
     Purchase of short-term investments                                           --          (23,933,789)         (39,206,494)
     Redemption of short-term investments                                  8,218,939           34,783,092           51,019,076
     Purchase of long-term investments                                            --           (2,871,538)         (24,294,056)
     Redemption of long-term investments                                   4,142,140            6,106,587           14,929,862
                                                                        ------------         ------------         ------------
Net cash provided by investing activities                                  6,956,434           15,791,884            1,818,753
Cash flows from financing activities:
     Proceeds from exercise of stock options                                   1,400                   --               69,830
                                                                        ------------         ------------         ------------
Net cash provided by financing activities                                      1,400                   --               69,830
                                                                        ------------         ------------         ------------
Net increase (decrease) in cash and cash equivalents                       6,022,489           10,418,691          (15,305,304)
Cash and cash equivalents at beginning of period                          18,855,527            8,436,836           23,742,140
                                                                        ------------         ------------         ------------
Cash and cash equivalents at end of period                              $ 24,878,016         $ 18,855,527         $  8,436,836
                                                                        ============         ============         ============

         The accompanying notes are an integral part of the consolidated financial statements.

IMMULOGIC PHARMACEUTICAL CORPORATION
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (GOING CONCERN BASIS)

                                                                                      Unrealized                             Total
                                            No. of                     Additional            Loss                           Stock-
                                         Shares of       Common           Paid-in       on Cantab      Accumulated        holders'
                                      Common Stock        Stock           Capital           Stock          Deficit          Equity
                                      ------------        -----           -------           -----      -----------        --------
BALANCE AT DECEMBER 31, 1996            20,224,516    $ 202,245     $ 185,039,606     $         -   $ (113,316,050)   $ 71,925,801

Exercise of common stock options            85,947          859            68,971                                           69,830
401(k) employer match                       30,264          303           134,212                                          134,515
Compensation expense                                                        7,557                                            7,557
Net loss                                                                                               (18,118,563)   (18,118,563)
                                      ---------------------------------------------------------------------------------------------
BALANCE AT DECEMBER 31, 1997            20,340,727      203,407       185,250,346               -     (131,434,613)     54,019,140
                                      ---------------------------------------------------------------------------------------------
401(k) employer match                       26,945          270            48,167                                           48,437
Net loss                                                                                                  (309,574)      (309,574)
                                      ---------------------------------------------------------------------------------------------
BALANCE AT DECEMBER 31, 1998            20,367,672      203,677       185,298,513               -     (131,744,187)     53,758,003

Exercise of common stock options             1,750           17             1,383                                            1,400
401(k) employer match                        8,624           86            10,435                                           10,521
 Unrealized loss on Cantab stock                                                        (871,658)                        (871,658)
Net loss                                                                                                (2,059,558)    (2,059,558)
                                      ---------------------------------------------------------------------------------------------
BALANCE AT JUNE 30, 1999                20,378,046    $ 203,780     $ 185,310,331     $ (871,658)   $ (133,803,745)   $ 50,838,708
                                      ---------------------------------------------------------------------------------------------

         The accompanying notes are an integral part of the consolidated financial statements.

IMMULOGIC PHARMACEUTICAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

A.       NATURE OF BUSINESS

         ImmuLogic Pharmaceutical Corporation ("ImmuLogic" or the "Company") is a biopharmaceutical company, which was developing novel products with a primary emphasis on the immunological treatment of addiction and the diagnosis and treatment of allergies. Since inception, the Company has not derived any revenues from product sales and has incurred significant operating losses.

         On March 23 1999, the Board of Directors of ImmuLogic Pharmaceutical Corporation (the "Company") approved a plan to liquidate and dissolve the Company (the "Plan"). The Plan was approved by a majority of the stockholders of the Company on August 25, 1999. The Plan was the end result of the restructuring which began in 1997 and included the sale of the Company's programs to Cantab Pharmaceuticals plc ("Cantab"), the sub-lease of its Waltham, Massachusetts facility and a reduction in workforce. The key features of the Plan are (1) the conclusion of all business activities, other than those in execution of the Plan; (2) the sale or disposition of all of the Company's assets; (3) the satisfaction of all outstanding liabilities; (4) the payment of liquidating distributions to stockholders in complete redemption of the Common Stock; and (5) the authorization of the filing of Certificate of Dissolution with the State of Delaware.

B.       LIQUIDATION BASIS OF ACCOUNTING

         The consolidated financial statements for fiscal 1998 and 1997 and for the six months ended June 30, 1999 were prepared on the going concern basis of accounting which contemplates realization of assets and satisfaction of liabilities in the normal course of business. As a result of the adoption of the Plan and the imminent nature of the liquidation, the Company adopted the liquidation basis of accounting effective July 1, 1999. This basis of accounting is considered appropriate when, among other things, liquidation of a company appears imminent and the net realizable value of assets are reasonably determinable. Under this basis of accounting, assets are valued at their estimated net realizable values and liabilities are valued at their estimated settlement amounts. The conversion from the going concern to liquidation basis of accounting has required management to make significant estimates and judgements. In order to record assets at estimated net realizable value and liabilities at estimated settlement amounts under liquidation basis accounting on July 1, 1999 the Company recorded the following adjustments: recorded a $3.1 million decrease in the value of the Cantab stock, recorded a $3.2 million receivable for milestones and royalties, and recorded an accrual of $1.3 million for costs to be incurred during the liquidation period. Due to the significant increase in the trading value of the Cantab stock, in the fourth quarter of 1999 the Company recorded an adjustment to increase the estimated net realizable value of the Cantab stock by $7 million. Additionally, during the six months ended December 31, 1999, the Company recorded a $400,000 net decrease in the receivable from the landlord of the Waltham, Massachusetts facility.

         The amount and timing of future liquidating distributions will depend upon a variety of factors including, but not limited to, the actual proceeds from the sale of any of the Company's net assets, the ultimate settlement amounts of the Company's liabilities and obligations, actual costs incurred in connection with carrying out the Plan, including management fees and administrative costs during the liquidation period, and the timing of the liquidation and dissolution. A summary of significant estimates and judgements utilized in preparation of the December 31, 1999 consolidated financial statements on a liquidation basis follows:

         Cantab Stock

         In December 1998, the Company signed an agreement with Cantab for the sale of the Company's assets and the transfer of control over the programs related to its drugs of addiction vaccine programs for the treatment of nicotine and cocaine addiction. The assets sold consisted primarily of patents and other intellectual property, as well as certain equipment and materials used in these programs. In connection with this sale, the Company remitted $6,000,000 in cash to Cantab in 1999 and received 2,566,845 Cantab ordinary shares in the form of 855,615 American Depository Shares ("ADSs"). One ADS is equal to approximately three ordinary shares. Under the terms of the Company's agreement with Cantab, the Company could not sell any of the ADSs or Cantab ordinary shares represented by the ADSs prior to August 2, 1999. Thereafter, the Company may immediately sell up to 25% of the ADSs, and then may sell an additional 25% every 90 days thereafter. In addition, the Company is obligated to sell such shares through a broker or brokers designated by Cantab and approved by the Company, and in a manner to be agreed upon by the Company and Cantab that is mutually advantageous to the Company and Cantab, considering the desire for the Company to sell and the desire of Cantab to avoid undue disruption of the market for such securities.

         During the twelve months ended March 13, 2000, the ADSs traded on the Nasdaq National Market in a range of $6.38 to $33.00 The average daily volume of the shares during this twelve-month period has been approximately 4,200 shares. The Board of Directors has not yet determined when to sell any shares of Cantab stock or the manner of any such sale. This determination will be based on the judgement of the Board of Directors as to whether the sale of the Cantab stock at any particular time will result in realization of the highest possible value to the Company's stockholders and will be based upon several factors, including without limitation, (i) the Company's contractual obligations to Cantab regarding the sale of the ADSs; (ii) the anticipated effect on the market price of Cantab stock; (iii) whether a sale of Cantab stock would require registration under the Securities Act or the Exchange Act; (iv) whether an orderly public market for Cantab stock exists; and (v) the availability of one or more purchasers of the stock in a private sale. The valuation of this investment is based upon subjective judgements due to the inherent uncertainty of Cantab's volatile stock price, low trading volume, the large quantity of shares the Company holds in Cantab, and restrictions in place under the Company's agreement with Cantab as outlined above. Accordingly, based upon its 90 day trading history, applying a discount factor and taking into consideration the contractual restrictions to which it is subject, the Company has recorded an asset of $12 million, the estimated net realizable value of the stock for purposes of liquidation basis accounting.

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

                  Cocaine.....................      Phase II       $2 million
                  Nicotine....................      Phase I        $3 million
                  Nicotine....................      Phase II       $6 million

         Upon receipt of the Phase II Cocaine or Phase I Nicotine milestones in the form of Cantab stock or ADSs, the Company may sell up to 25% of such shares in each of the four quarters following the expiration of an initial six-month period. There would be no lock-up on shares paid in respect of any additional milestones.

         The Company could potentially also receive a share of net royalties Cantab may receive from vaccine sales proportionate to the level of worldwide product sales achieved. While the Company will attempt to monetize these potential royalty streams, the Company does not anticipate receiving significant value for them and thus has not recorded any net realizable value for the royalty stream.

         The Company estimates that the range of value to be received from these milestones and royalties to be $0 to $11 million based on the contract terms. The Company has recorded $3.0 million as the estimated net realizable value for the purpose of liquidation basis accounting, which assumes the realization of one of these milestones.

         Landlord Receivable

         In February, 1998, the Company entered into a phased sublease agreement with Scriptgen for the Company's 85,000 square foot headquarters and research and development facility located in Waltham, Massachusetts. The entire facility was subleased to Scriptgen effective August 1, 1999. Under the terms of the sublease, Scriptgen has assumed the Company's obligation under the lease in addition to reimbursing the Company for a portion of the Company's leasehold improvements. The Company negotiated with the landlord and Scriptgen an arrangement which eliminated the Company's liability for the lease in the event that Scriptgen were to default on its sublease obligations. In consideration for such arrangement, the Company expects to receive $55,000 per month through August of 2002 or approximately $1.76 million in the aggregate. If Scriptgen were to default on its lease agreement or if the Company sold its interest in the lease, the Company would receive less than the $1.76 million. As of December 31, 1999, the Company has recorded $1.4 million as the estimated net realizable value for the purpose of liquidation basis accounting.

         Liabilities

         At December 31, 1999, the Company estimates that there are $1.2 million of costs remaining including management compensation ($350,000), professional fees ($500,000), insurance ($225,000), and facility/miscellaneous costs ($125,000) to be incurred during the remaining liquidation period through August 26, 2002.

C.       ACCOUNTING POLICIES

         Basis of Presentation

         The accompanying consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary, ImmuLogic Securities Corporation. All intercompany accounts and transactions have been eliminated.

         Use of Estimates

         The preparation of financial statements in conformity with generally accepted accounting principles for liquidation requires management to make certain estimates and assumptions that affect the net realizability of assets and estimated costs to be incurred during the liquidation period and disclosure of contingent assets and liabilities at the date of the financial statements. Actual results could differ from those estimates.

         Concentration of Credit Risk

         Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of receivables from Cantab and Cantab stock. These assets make up 89% of the Company's total net assets at December 31, 1999.

         Cash

         As of December 31, 1999, the Company had cash and cash equivalents of $2,168,000 invested primarily in high-grade commercial paper and money market funds.

         Revenue Recognition

         Payments associated with rights to license or sublicense the Company's technology were recognized as revenue when payments were received. Payments in connection with sponsored research and the sale of programs were recognized as revenue was earned under the terms of the agreements.

         Research and Development

         All research and development costs were expensed as incurred.

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

         Net Loss Per Common Share

         As explained in Note B, effective July 1, 1999 the Company adopted the liquidation basis of accounting. Accordingly, the presentation of per common share information on a liquidation basis is not considered meaningful and has been omitted.

         The basic loss per common share, for periods prior to July 1, 1999 was computed based upon the weighted average number of common shares outstanding. The Company had 0, 1,532,018, and 1,993,218 options outstanding at December 31, 1999, 1998 and 1997, respectively. These options were not included in the calculation of dilutive common equivalent shares however, since the effect of their inclusion would have been anti-dilutive.


         New Accounting Pronouncements

         In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 133 ("SFAS 133"), "Accounting for Derivative Instruments and Hedging Activities". This Statement requires companies to record derivatives on the balance sheet as assets or liabilities, measured at fair value. Gains or losses resulting from the change in the values of those derivatives would be accounted for depending on the use of the derivative and whether it qualifies for hedge accounting. In June 1999, the FASB issued Statement of Financial Accounting Standard No. 137 ("SFAS 137"), "Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FAS Statement 133", which postponed the adoption of SFAS No. 133. As such the Company is not required to adopt the statement until the year ending December 31, 2001. We believe the adoption of SFAS No. 133 will not have any effect on the financial statements.

         In December 1999, the Staff of the Securities and Exchange Commission issued Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements" ("SAB 101"). SAB 101 summarizes certain of the Staff's views in applying accounting principles generally accepted in the United States to revenue recognition in financial statements. We believe the provisions of SAB 101 will not have any effect on the financial statements.

D.       PROPERTY AND EQUIPMENT

         During 1999, all of the Company's equipment and furniture was sold. In addition, the Company recorded a loss on leasehold improvements in the amount of $1,446,000 to record the leaseholds at their net realizable value for liquidation basis accounting.

         Depreciation and amortization expense associated with property and equipment was approximately $72,000, $680,000, and $2,447,000 in 1999,
         1998, and 1997, respectively.


E.       STOCKHOLDERS' EQUITY

         COMMON STOCK

         At December 31, there were 20,550,773 and 20,367,672 common shares issued and outstanding for the years 1999 and 1998, respectively.

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

         Preferred Stock purchasable upon exercise of the Rights will not be redeemable. Each share of Preferred Stock will be entitled to a minimum preferential quarterly dividend payment of $10 per share and will be entitled to an aggregate dividend of 1,000 times the dividend declared per share on Common Stock. In the event of liquidation, the holders of the Preferred Stock will be entitled to a minimum preferential liquidation payment of $1,000 per share and will be entitled to an aggregate payment of 1,000 times the payment made per share of Common Stock. Each share of Preferred Stock will have 1,000 votes, voting together with the Common Stock. Finally, in the event of any merger, consolidation, or other transaction in which Common Stock is exchanged, each share of Preferred Stock will be entitled to receive 1,000 times the amount received per share of Common Stock. These rights are subject to adjustment for any stock split, stock dividend, recapitalization, or similar event. At December 31, 1999, 20,550,773 preferred stock purchase rights were outstanding.


         STOCK OPTIONS

         As of December 31, 1999, there were no stock options outstanding.

         The Company's stock option plan activity is summarized as follows:

                                                        Number            Weighted Average
                                                      of Options           Exercise Price
                                                      ----------           --------------
          Outstanding at December 31, 1996             2,750,223             $     9.12
              Granted during 1997                        549,650                   4.09
              Exercised during 1997                      (85,947)                   .81
              Canceled during 1997                    (1,220,708)                  8.87
                                                      ----------             ----------
          Outstanding at December 31, 1997             1,993,218                   8.25
              Granted during 1998                        313,000                   1.44
              Exercised during 1998                           --                     --
              Canceled during 1998                      (774,200)                  9.17
                                                      ----------             ----------
          Outstanding at December 31, 1998             1,532,018                   7.98
              Granted during 1999                             --                     --
              Exercised during 1999                     (174,477)                  1.43
              Canceled during 1999                    (1,357,541)                  7.03
                                                      ----------             ----------
          Outstanding at December 31, 1999                    --             $       --
                                                      ==========             ==========

F.       LICENSE AGREEMENT

         In May 1987, the Company entered into an agreement with the Massachusetts Institute of Technology (MIT) under which the Company was granted a worldwide, exclusive license under certain patent applications. The Company terminated this license effective on July 27, 1999. As a result of the termination, the total due under the agreement was reduced to $50,000 which was paid in April 1999. No further amounts are due under this agreement.


G.       LEASE COMMITMENTS

         In February, 1998, the Company entered into a phased sublease agreement with Scriptgen for the Company's 85,000 square foot headquarters and research and development facility located in Waltham, Massachusetts. The entire facility was subleased to Scriptgen effective August 1, 1999. Under the terms of the sublease, Scriptgen has assumed the Company's obligation under the lease in addition to reimbursing the Company for a portion of the Company's leasehold improvements. The Company negotiated with the landlord and Scriptgen an arrangement which eliminated the Company's liability for the lease in the event that Scriptgen were to default on its sublease obligations. In consideration for such arrangement, the Company expects to receive $55,000 per month through August of 2002 or approximately $1.76 million in the aggregate. If Scriptgen were to default on its lease agreement or if the Company sold its interest in the lease, the Company would receive less than the $1.76 million. As of December 31, 1999, the Company has recorded an estimate of $1.4 million as the estimated net realizable value for the purpose of liquidation basis accounting.


H.       EMPLOYEE BENEFITS

         The Company had a 401(k) savings plan (the Plan) which was available to all of its qualified permanent employees. Participants could contribute up to 15 percent of their annual compensation to the Plan, subject to certain limitations. The employer match to the Plan was in the form of Company Common Stock and was calculated as the lesser of up to one-half of six percent of a participant's total compensation or $2,000 annually in value of Common Stock. The fair market value on the date of issuance of the Common Stock pursuant to the matching contributions totaled approximately $11,000, $25,000 and $90,000 in 1999, 1998 and 1997,
         respectively. Due to the Company's liquidation, the Plan was terminated during 1999. The Company is in the process of distributing the assets of the Plan.

I.       INCOME TAXES

         At December 31, 1999 the Company had available for federal income tax purposes net operating loss carryforwards of approximately $138,000,000 expiring in the years 2002 through 2019, which are available to reduce future federal taxable income. The Company also has available research and experimentation tax credits of approximately $3,700,000 at December 31, 1999, expiring in the years 2002 through 2019. The net operating loss carryforwards are subject to limitation in any given year in the event of significant changes in ownership. The Company has established a valuation reserve against the entire deferred tax asset arising from these carryforwards due to the uncertainty of earning sufficient taxable income and accordingly, has not given recognition to these tax benefits in the accompanying financial statements. The Company does not believe these operating loss carryforwards have material value and any benefit relating to these operating losses could be lost due to failure to meet the continuity of business requirements.

         Significant components of the Company's deferred tax assets and liabilities are as follows:

                                                                     DECEMBER 31,
                                                              1999                 1998
                                                              ----                 ----
Deferred tax assets and liabilities:
   Net operating loss and tax credit carryforwards        $ 60,369,608         $ 56,988,972
   Depreciation                                                     --            2,630,050
  Accrued expenses                                             612,000              326,764
  Accrued revenue                                           (1,760,000)                  --
  MIT license agreement                                             --              130,000
  Other                                                         12,482               31,380
                                                          ------------         ------------

Total deferred tax assets and liabilities                   59,234,090           60,107,166
                                                          ------------         ------------

Valuation allowance                                        (59,234,090)         (60,107,166)
                                                          ------------         ------------

Net deferred tax assets and liabilities                   $         --         $         --
                                                          ============         ============

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         The following table sets forth the names, ages and positions of the executive officers and directors of the Company as of March 13, 2000.

         Name                                      Age      Position
         ----                                      ---      --------
         J. Richard Crowley                        44       Director, President, Secretary and
                                                            Treasurer of the Company

         Carl S. Goldfischer, M.D.                 41       Director

         Daniel J. Korpolinski                     57       Director

         Mr. J. Richard Crowley, a consultant to the Company, served as the Company's interim Chief Financial Officer from May 1997 until April 1, 1999, when he was appointed President, Secretary and Treasurer. Mr. Crowley is President of Keystone Consulting, a contract financial and operational management services firm which he founded in 1995. Mr. Crowley's experience from 1983 to 1995 includes senior financial and operational positions with the LittlePoint Corporation, a children's consumer products company, TransNational Financial Services, a marketer of financial products to affinity groups, and the Crosby Vandenburgh Group, a contract publisher. From 1979 to 1983, Mr. Crowley was with Price Waterhouse, during which time he obtained his C.P.A. Mr. Crowley holds a B.A. in Economics from Providence College. Mr. Crowley also serves on the Company's Board of Directors.

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

         Daniel L. Korpolinski became a member of the Company's Board of Directors in September 1999. Mr. Korpolinski served as the President and Chief Executive Officer, and a director, of Copley Pharmaceutical Inc., a publicly-held pharmaceutical company, from August 1998 to January 2000. From June 1996 to August 1998, Mr. Korpolinski served as President and Chief Executive Officer of Prodromics On Line, a health informatics company with databases for the diagnosis of mental and physical disease. From October 1991 to June 1996, Mr. Korpolinski served as President and Chief Executive Officer of CoCensys, Inc., a biopharmaceutical company.

Item 11. EXECUTIVE COMPENSATION

         SUMMARY COMPENSATION TABLE

         The following sets forth certain information regarding compensation paid during each of the Company's last three fiscal years to each person who served as the Company's Chief Executive Officer and each of the Company's other most highly compensated officers, based on salary and bonuses earned during 1999 (the "Named Executive Officers").

                           SUMMARY COMPENSATION TABLE

                                                                                 LONG-TERM
                                                                                COMPENSATION
                                                  ANNUAL COMPENSATION              AWARDS
                                                                               SHARES SUBJECT
NAME AND PRINCIPAL                                                               TO OPTIONS            ALL OTHER
POSITION                        YEAR            SALARY          BONUS             GRANTED           COMPENSATION(1)
--------                        ----            ------          -----             -------           ---------------
J. Joseph Marr, M.D. (2)        1999            $52,500           --                 --                $328,154
Former President and Chief      1998            210,000       $100,000            172,727                21,763
Executive Officer               1997            210,000        100,000            200,000                50,797


J. Richard Crowley              1999           $176,586        $43,000               --                    --
President, Secretary and        1998            101,386           --               17,273                  --
Treasurer(3)                    1997             80,797           --               30,000                  --

--------------------

(1) Amounts for Dr. Marr in 1999 include $310,000 in severance pay issued on April 1, 1999, vacation pay in the amount of $11,469 and $6,685 of premiums paid on, and the cash surrender value of , insurance policies maintained by the Company.

(2)      Dr. Marr resigned as President and Chief Executive Officer on April 1,
         1999.

(3) Mr. Crowley joined the Company as interim Chief Financial Officer in 1997. Mr. Crowley was appointed President, Secretary and Treasurer effective April 1, 1999. Mr. Crowley also serves on the Company's Board of Directors.

                        OPTION GRANTS IN LAST FISCAL YEAR

         No options were granted to either of the Named Executive Officers in 1999.

                                  AGGREGATE OPTION EXERCISES IN LAST FISCAL YEAR
                                       AND OPTION VALUES AT FISCAL YEAR-END

         The following table provides information on the value of unexercised options held by the Named Executive Officers at December 31, 1999.

                                                                                  NUMBER OF UNEXERCISED
                                 SHARES ACQUIRED                                  OPTIONS AT YEAR-END(1)
NAME                               ON EXERCISE        VALUE REALIZED        EXERCISABLE         UNEXERCISABLE
----                               -----------        --------------        -----------         -------------
J. Joseph Marr, M.D.                 172,727              $79,454                 -                    -

J. Richard Crowley                       -                    -                   -                    -

EMPLOYMENT, TERMINATION AND CHANGE-IN-CONTROL ARRANGEMENTS

         The Company entered into an employment agreement with Dr. Marr on July 3, 1996, as amended, relating to the obligations of the Company to Dr. Marr in the event of termination of his employment. The agreement provided that if the Company terminated Dr. Marr's employment for cause, the Company would be obligated to pay Dr. Marr his compensation and benefits through the last day of his actual employment. If Dr. Marr terminated his employment for "good reason" (as defined in the agreement), or his employment was terminated (other than for "cause," as defined in the agreement) upon a "change in control" (as defined in the agreement), Dr. Marr would receive a lump-sum cash payment equal to 12 months of compensation at the level of compensation immediately prior to termination (the "Base Compensation"). In addition, Dr. Marr would be eligible to receive an amount equal to the Base Compensation in accordance with the Company's normal payroll procedures beginning 12 months after the date of termination and ending 24 months after the date of termination. Compensation paid during this 12-month period would be offset by other compensation earned in an employment or consulting arrangement during such period. Furthermore, the Company would continue to provide medical and other benefits to Dr. Marr for a period of up to 24 months. Finally, all unvested stock options held by Dr. Marr would vest upon termination and would be exercisable for 12-months after the date of termination. At the request of the Board of Directors and as a result of the significant diminution of his responsibilities, Dr. Marr resigned from the Company for "good reason" effective April 1, 1999 and is entitled to receive amounts payable under this agreement, including acceleration in full of the vesting of all options held by him, which were subsequently cancelled in December 1999 by letter agreement between the Company and Dr. Marr.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

         No member of the Compensation Committee of the Board of Directors of the Company was at any time during 1999, or formerly, an officer or employee of the Company or any subsidiary of the Company, nor has any member of the Compensation Committee had any relationship with the Company requiring disclosure under Item 404 of Regulation S-K under the Securities Exchange Act of 1934 (as amended, the "Exchange Act"). No executive officer of the Company has served as a director or member of the Compensation Committee (or other Committee serving an equivalent function) of any other entity, whose executive officers served as a director of or member of the Compensation Committee of the Company.

COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

         Section 16(a) of the Exchange Act and regulations of the Securities and Exchange Commission (the "Commission") thereunder require the Company's executive officers and directors, and persons who own more than ten percent of a registered class of the Company's equity securities, to file reports of initial ownership and changes in ownership with the Commission and the National Association of Securities Dealers, Inc. Such officers, directors and ten-percent stockholders are also required by the rules of the Commission to furnish the Company with copies of all Section 16(a) forms they file. Based solely on its review of the copies of such forms received by it, or written representations from certain reporting persons that no other reports were required for such persons, the Company believes that, during or with respect to the period from January 1, 1999 to December 31, 1999, all of its executive officers, directors and ten-percent stockholders complied with their Section 16(a) filing obligations.

COMPENSATION OF DIRECTORS

         The Company maintains a compensation program for each director who is not an employee of the Company or any subsidiary of the Company and who does not receive more than $50,000 in any year pursuant to a consulting contract with the Company. Pursuant to this compensation program, each such director receives cash compensation of $25,000 per annum for his services as a director.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The following table sets forth certain information, as of February 29, 2000 (except as otherwise noted), with respect to the beneficial ownership of the shares of Common Stock by (i) each person known by the Company to own beneficially more than 5% of the outstanding shares of Common Stock, (ii) each current director of the Company, (iii) each of the Named Executive Officers of the Company, and (iv) all directors and executive officers of the Company as a group.

 NAME AND ADDRESS OF                                         SHARES OF COMMON STOCK        PERCENTAGE OF OUTSTANDING
 BENEFICIAL OWNER                                             BENEFICIALLY OWNED(1)             COMMON STOCK (2)
 ----------------                                             ---------------------             ----------------
5% Stockholders

Carl C. Ichan (3)
  c/o Ichan Associates Corp.                                       3,006,000                         14.63%
  767 Fifth Avenue, 47th Floor
  New York, NY 10153

State of Wisconsin Investment Board(4)                             2,211,500                         10.76%
  Lake Terrace
  121 East Wilson Street
  Madison, WI 53703

 NAME AND ADDRESS OF                                         SHARES OF COMMON STOCK        PERCENTAGE OF OUTSTANDING
 BENEFICIAL OWNER                                             BENEFICIALLY OWNED(1)             COMMON STOCK (2)
 ----------------                                             ---------------------             ----------------
Directors and Named Executive Officers

Carl S. Goldfischer, M.D.                                              0                               *

Daniel J. Korpolinski                                                  0                               *

J. Richard Crowley                                                     0                               *
  President, Secretary and Treasurer;
  Director

J. Joseph Marr, M.D.                                                   0                               *
  Former President and Chief
  Executive Officer

All directors and executive officers as a group (3                     0                               *
persons)

-----------------

*        Less than 1% of the total number of outstanding shares of Common Stock.

(1) The inclusion herein of any shares of Common Stock deemed beneficially owned does not constitute an admission of beneficial ownership of those shares. Unless otherwise indicated, each stockholder referred to above has sole voting and investment power with respect to the shares listed. The number of shares of Common Stock beneficially owned by each director and executive officer is determined under the rules of the Commission and the information is not necessarily indicative of beneficial ownership for any other purpose. Under such rules, beneficial ownership includes any shares as to which each executive officer has sole or shared voting power or investment power and also any shares of Common Stock into which any options held by such executive officer are exercisable within 60 days after February 29, 2000.

(2) Based upon 20,550,773 shares of Common Stock outstanding as of February 29, 2000.

(3) Based upon a Schedule 13D filed with the Commission on September 7, 1999 by High River Limited Partnership ("High River"), Riverdale LLC ("Riverdale") and Carl C. Ichan ("Ichan"), indicating shared voting and dispositive power with respect to 3,006,000 shares of Common Stock. According to statements set forth in this filing, Riverdale, an entity which is wholly-owned by Ichan, is the general partner of High River, the record holder of such shares.

(4) The State of Wisconsin Investment Board filed a Schedule 13G/A with the Commission dated February 9, 2000, indicating sole voting and dispositive power with respect to 2,211,500 shares of Common Stock.



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

ITEM 14.       EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(A) Documents filed as part of this report:

               1.  FINANCIAL STATEMENTS

                   The following financial statements are included in Part II
                   Item 8 filed as part of this Form 10-K:

                   Report of Independent Accounts

                   Consolidated Statement of Net Assets in Liquidation as of December 31, 1999

                   Consolidated Balance Sheet as of December 31, 1998 (Going Concern Basis)

                   Consolidated Statement of Changes in Net Assets in Liquidation as of December 31, 1999

                   Consolidated Statements of Operations for the six months ended June 30, 1999 and years ended December 31, 1998 and 1997 (Going Concern Basis)

                   Consolidated Statements of Cash Flows for the six months ended June 30, 1999 and years ended December 31, 1998 and 1997 (Going Concern Basis)

                   Consolidated Statements of Changes in Stockholders' Equity for the six months ended June 30, 1999 and for the years ended December 31, 1998 and 1997 (Going Concern Basis)

                    Notes to Consolidated Financial Statements

               2.  FINANCIAL STATEMENT SCHEDULES

                   The Financial Statement Schedules have been omitted because they are either not applicable or the required information is included in the Consolidated Financial Statements or Notes thereto.

               3.  EXHIBITS REQUIRED BY ITEM 601 OF REGULATION S-K

                   The Exhibit Index is set forth on page 40 of this Form 10-K immediately preceding the exhibits filed as part of this annual report on Form 10-K and is incorporated by reference herein.

(B) Reports filed on Form 8-K for the quarter ended December 31, 1999.

                  None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                       IMMULOGIC PHARMACEUTICAL CORPORATION

                                       By: /s/ J. Richard Crowley
                                           ------------------------------------
                                           J. Richard Crowley
                                           President, Secretary and Treasurer

Date:  March 28, 2000


Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

         SIGNATURE                   DATE                             TITLE
         ---------                   ----                             -----
/s/ J. Richard Crowley             March 28, 2000         President, Secretary and Treasurer
-----------------------------                             (Principal Exec. and Financial Officer)
J. Richard Crowley

/s/ Carl S. Goldfischer            March 28, 2000         Director
-----------------------------
Carl S. Goldfischer

/s/ Daniel Korpolinski             March 28, 2000         Director
-----------------------------
Daniel Korpolinski

EXHIBIT INDEX

IMMULOGIC PHARMACEUTICAL CORPORATION
ANNUAL REPORT
FORM 10-K - 1999

EXHIBIT NO.              DESCRIPTION
-----------              -----------
     3.01(3)             Restated Certificate of  Incorporation of the Registrant, as amended.

     3.02(1)             Amended and Restated By-laws of the Registrant.

     4.01(1)             Specimen certificate for shares  of the Registrant's Common Stock.

     4.02(1)             Description of capital stock (contained in the Restated Certificate of Incorporation the
                         Registrant, as amended, filed as Exhibit 3.01)

    10.16(1)             Office Lease, dated November 13, 1991, between the Registrant and Lincoln Street Trust.

    10.27(2)             Rights Agreement dated as of August 1, 1995, between the Registrant and the First
                         National Bank of Boston.

    10.34(4)             Amendment No. 1 to the Rights Agreement dated as of April 3, 1996.

    10.39(5)             Consultation Agreement dated May 13, 1997 between the Registrant and J. Richard Crowley.

    10.40(6)             Sublease dated January 22, 1998 between the Registrant as sublandlord and Scriptgen
                         Pharmaceuticals, Inc. as subtenant for the facility at 610 Lincoln Street, Waltham,
                         Massachusetts.

    10.41(7)             License Agreement, dated June 16, 1998, by and between the Registrant and Heska
                         Corporation.

    10.42(8)             Purchase Agreement, dated December 18, 1998, by and between the Registrant and Cantab
                         Pharmaceuticals plc.

    10.43                Amendment to the License Agreement, dated June 16, 1998, by and between the Registrant and Heska Corporation.

    10.44                Amendment to the Office Lease, dated November 13, 1991, by and between the Registrant and Lincoln Street Trust.

    10.45                Letter Agreement dated July 30, 1999 by and between the Registrant and Lincoln Street
                         Trust.

    21.01(1)             Subsidiaries of the Registrant.

    27.01                Financial Data Schedule


         (1) Incorporated by reference to the Company's Registration Statement on Form S-1 (File No. 33-39592).

         (2) Incorporated by reference to the Company's Form 8-K filed on July 27, 1995, as amended by Form 8-K/A on August 2, 1995, with respect to the adoption of the Rights Agreement.

         (3) Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the period ended June 30, 1996.

         (4) Incorporated by reference to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1996.

         (5) Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the period ended June 30, 1997.

         (6) Incorporated by reference to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1997.

         (7) Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1998.

         (8) Incorporated by reference to the Company's Current Report on Form 8-K dated February 2, 1999.

                  The Company will furnish copies of any of the above exhibits at reasonable cost to its shareholders and upon written request to Investor Relations, 610 Lincoln Street, Waltham, MA 02451.