Form 10-Q
period 2000-03-31
IMMULOGIC PHARMACEUTICAL CORP /DE
filed 2000-05-15
CIK 873731

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the period ended March 31, 2000

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
         For the transition period from _________________ to ___________________

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

Number of shares of $.01 par value common stock outstanding as of May 8, 2000 20,550,773

                      IMMULOGIC PHARMACEUTICAL CORPORATION

                               INDEX TO FORM 10-Q



PART I.        FINANCIAL INFORMATION                                                               Page No.
Item 1.        Unaudited, Condensed Consolidated Financial Statements
               and Notes

               Unaudited, Condensed Consolidated Statement of Net Assets in Liquidation
               As of March 31, 2000                                                                   3

               Unaudited, Condensed Consolidated  Statement of Changes in Net Liquidation for
               Assets in Liquidation for the Three Months Ended March 31, 2000                        4

               Unaudited, Condensed Consolidated Statement of Operations
               (Going Concern Basis) for the Three Months Ended March 31, 1999                        5

               Unaudited, Condensed Consolidated Statement of Cash Flows
               (Going Concern Basis) for the Three Months Ended March 31, 1999                        6

               Notes to Unaudited, Condensed Consolidated Financial Statements                        7

Item 2.        Management's Discussion and Analysis of Financial                                      10
               Condition and Results of Operations

Item 3.        Quantitative and Qualitative Disclosure About Market Risk                              13

PART II.       OTHER INFORMATION

Item 6.        Exhibits                                                                               14

               Reports on Form 8-K                                                                    14

SIGNATURES                                                                                            15

                          PART I. FINANCIAL INFORMATION

ITEM 1.           CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                      IMMULOGIC PHARMACEUTICAL CORPORATION
          CONDENSED CONSOLIDATED STATEMENT OF NET ASSETS IN LIQUIDATION
                                 (in thousands)

                                                                          MARCH 31,         DECEMBER 31,
                                                                            2000               1999
                                                                           -------            -------
                                                                         (UNAUDITED)
                                                ASSETS

Cash and cash equivalents                                                  $ 2,197            $ 2,168
Cantab stock                                                                12,000             12,000
Milestones and royalties                                                     3,000              3,000
Landlord receivable                                                          1,237              1,400
Other assets                                                                    13                 53
                                                                           -------            -------

        Total assets                                                       $18,447            $18,621
                                                                           -------            -------

                                             LIABILITIES

Estimated costs to be incurred during liquidation period                     1,092              1,215
Accounts payable and accrued expenses                                          454                505
                                                                           -------            -------
        Total liabilities                                                    1,546              1,720

                                                                           -------            -------

NET ASSETS IN LIQUIDATION                                                  $16,901            $16,901
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

                      IMMULOGIC PHARMACEUTICAL CORPORATION
                       CONDENSED CONSOLIDATED STATEMENT OF
                      CHANGES IN NET ASSETS IN LIQUIDATION
                                   (UNAUDITED)
                                 (in thousands)

                                                                            THREE MONTHS
                                                                                ENDED
                                                                               MARCH 31,
                                                                                 2000
                                                                               --------
Net assets in liquidation, December 31, 1999                                   $ 16,901

Investment income                                                                   (19)

Change in cash and cash equivalents                                                  29

Payment of estimated costs to be incurred during liquidation period                 123

Cash received from landlord                                                        (163)

Other cash receipts                                                                 (21)

Net change in accounts payable and accrued expenses                                  51
                                                                               --------

Net assets in liquidation March 31, 2000                                       $ 16,901
                                                                               ========

     The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

                      IMMULOGIC PHARMACEUTICAL CORPORATION
                 CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
                        (UNAUDITED - GOING CONCERN BASIS)
                      (in thousands, except per share data)

                                                        THREE
                                                        MONTHS
                                                        ENDED
                                                       MARCH 31,
                                                         1999
                                                       --------
Revenues:

   Sponsored research revenues                         $    740
                                                       --------
      Total revenues                                        740

Operating expenses:

   Research and development                                 740
   General and administrative                             1,546
                                                       --------
      Total operating expenses                            2,286
                                                       --------

Operating loss                                           (1,546)

Interest income                                             559
                                                       --------

Net loss                                               $   (987)
                                                       ========

Basic and diluted net loss per common share            $  (0.05)
                                                       ========

Weighted average number of
  common shares outstanding                              20,375
                                                       ========

Comprehensive loss:
  Net loss                                             $   (987)
  Other comprehensive loss:
     Unrealized loss on Cantab stock                       (173)
                                                       --------

  Comprehensive loss                                   $ (1,160)
                                                       ========

               The accompanying notes are an integral part of the
             unaudited condensed consolidated financial statements.

                      IMMULOGIC PHARMACEUTICAL CORPORATION
                 CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                        (UNAUDITED - GOING CONCERN BASIS)
                                 (in thousands)

                                                                                  THREE MONTHS
                                                                                      ENDED
                                                                                     MARCH 31,
                                                                                       1999
                                                                                    --------
Cash flows for operating activities:
     Net loss                                                                       $   (987)
   Adjustments used to reconcile net loss
       to net cash used in operating activities:
   Depreciation and amortization                                                          47
   Leasehold improvement sublease payments                                               231
   Reduction of MIT liability                                                           (275)
   Shares issued for 401(k) employer match                                                11
   Change in assets and liabilities:
     Prepaid and other current assets                                                   (190)
     Accounts payable                                                                    196
     Accrued expenses and other current liabilities                                      723
                                                                                    --------

   Total adjustments                                                                     743
                                                                                    --------

   Net cash used in operating activities                                                (244)

Cash flows from investing activities:

   Purchase of Cantab stock                                                           (6,001)
   Purchase of short term investments                                                   --
   Redemption of short term investments                                                8,219
   Redemption of long term investments                                                 4,177
                                                                                    --------

   Net cash provided by investing activities                                           6,395

Net increase in cash and cash equivalents                                              6,151

Cash and cash equivalents, beginning of period                                        18,856
                                                                                    --------

Cash and cash equivalents, end of period                                            $ 25,007
                                                                                    ========

               The accompanying notes are an integral part of the
             unaudited condensed consolidated financial statements.

                      IMMULOGIC PHARMACEUTICAL CORPORATION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                 March 31, 2000
                                   (unaudited)


NOTE A - ORGANIZATION AND ACCOUNTING POLICIES

On March 23 1999, the Board of Directors of ImmuLogic Pharmaceutical Corporation (the "Company") approved a plan to liquidate and dissolve the Company (the "Plan"). The Plan was approved by a majority of the stockholders of the Company on August 25, 1999. The key features of the Plan are (1) the conclusion of all business activities, other than those in execution of the Plan; (2) the sale or disposition of all of the Company's assets; (3) the satisfaction of all outstanding liabilities; (4) the payment of liquidating distributions to stockholders in complete redemption of the Common Stock; and (5) the authorization of the filing of Certificate of Dissolution with the State of Delaware. As a result of the adoption of the Plan and the imminent nature of the liquidation, the Company adopted the liquidation basis of accounting effective July 1, 1999, whereby assets are valued at their estimated net realizable values and liabilities are valued at their estimated settlement amounts. The valuation of assets and liabilities requires many estimates and assumptions by management and there are substantial uncertainties in carrying out the provisions of the Plan. The amount and timing of future liquidating distributions will depend upon a variety of factors including, but not limited to, the actual proceeds from the sale of any of the Company's assets, the ultimate settlement amounts of the Company's liabilities and obligations, actual costs incurred in connection with carrying out the Plan, including management fees and administrative costs during the remaining liquidation period, and the timing of the liquidation and dissolution.

The accompanying financial statements, notes and discussions should be read in conjunction with the consolidated financial statements, related notes and discussions contained in the Company's annual report on Form 10-K for the year ended December 31, 1999.

The interim financial information contained herein is unaudited; however, in the opinion of management, all adjustments necessary for the fair presentation of such financial information have been included.

The results for the interim period are not necessarily indicative of the results to be expected for the year ending December 31, 2000.

NOTE B - LIQUIDATION BASIS OF ACCOUNTING

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

During the three months ended March 31, 2000, the ADSs traded on the Nasdaq National Market in a range of $9.25 to $33.00. The average daily volume of the shares during this three-month period has been approximately 8,700 shares. The Board of Directors has not yet determined when to sell any shares of Cantab stock or the manner of any such sale. This determination will be based on the judgement of the Board of Directors as to whether the sale of the Cantab stock at any particular time will result in realization of the highest possible value to the Company's stockholders and will be based upon several factors, including without limitation, (i) the Company's contractual obligations to Cantab regarding the sale of the ADSs; (ii) the anticipated effect on the market price of Cantab stock; (iii) whether a sale of Cantab stock would require registration under the Securities Act or the Exchange Act; (iv) whether an orderly public market for Cantab stock exists; and (v) the availability of one or more purchasers of the stock in a private sale. The valuation of this investment is based upon subjective judgements due to the inherent uncertainty of Cantab's volatile stock price, low trading volume, the large quantity of shares the Company holds in Cantab, and restrictions in place under the Company's agreement with Cantab as outlined above. Accordingly, based upon its 90 day trading history, applying a discount factor and taking into consideration the contractual restrictions to which it is subject, the Company recorded an asset of $12 million at December 31, 1999, the estimated net realizable value of the stock for the purpose of the liquidation basis accounting. The estimate recorded for the stock has not changed since December 31, 1999 because no factors have indicated a change in the net realizable value.


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

         Cocaine...........................Phase II  $2 million
         Nicotine...........................Phase I  $3 million
         Nicotine..........................Phase II  $6 million

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

The Company estimates that the range of value to be received from these milestones and royalties to be $0 to $11 million based on the contract terms. The Company recorded $3.0 million at December 31, 1999 as the estimated net realizable value for the purpose of liquidation basis accounting, which assumes the realization of one of these milestones. The estimate recorded for the milestones has not changed since December 31, 1999 because no factors have indicated a change in the net realizable value.

LANDLORD RECEIVABLE

In February 1998, the Company entered into a phased sublease agreement with Scriptgen for the Company's 85,000 square foot headquarters and research and development facility located in Waltham, Massachusetts. The entire facility was subleased to Scriptgen effective August 1, 1999. Under the terms of the sublease, Scriptgen has assumed the Company's obligation under the lease in addition to reimbursing the Company for a portion of the Company's leasehold improvements. The Company negotiated with the landlord and Scriptgen an arrangement which eliminated the Company's liability for the lease in the event that Scriptgen were to default on its sublease obligations. In consideration for such arrangement, the Company expects to receive $55,000 per month through August of 2002 or approximately $1.76 million in the aggregate. If Scriptgen were to default on its lease agreement or if the Company sold its interest in the lease, the Company would receive less than the $1.76 million. As of March 31, 2000, the Company has recorded $1.2 million (estimate of $1.4 million as of December 31, 1999 less $0.2 million in payments received during the first quarter of 2000) as the remaining estimated net realizable value for the purpose of liquidation basis accounting.

Liabilities

At March 31, 2000, the Company estimates that there are $1.1 million of costs remaining to be incurred during the remaining liquidation period through August 26, 2002 as compared to $1.2 million of costs remaining as of December 31, 1999. The decease of $0.1 million resulted from payments made during the first quarter of 2000 consisting of management compensation ($50,000), professional fees ($25,000), and facility/miscellaneous costs ($50,000).

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

As of March 31, 2000, the Company had cash and cash equivalents of $2,197,000 invested primarily in high-grade commercial paper and money market funds.

The Company currently owns 2,566,845 Cantab ordinary shares in the form of 855,615 American Depository Shares ("ADSs"). One ADS is equal to approximately three ordinary shares. Under the terms of the Company's agreement with Cantab, the Company could not sell any of the ADSs or Cantab ordinary shares represented by the ADSs prior to August 2, 1999. Thereafter, the Company may immediately sell up to 25% of the ADSs, and then may sell an additional 25% every 90 days thereafter. In addition, the Company is obligated to sell such shares through a broker or brokers designated by Cantab and approved by the Company, and in a manner to be agreed upon by the Company and Cantab that is mutually advantageous to the Company and Cantab, considering the desire for the Company to sell and the desire of Cantab to avoid undue disruption of the market for such securities. The valuation of this investment is based upon subjective judgements due to the inherent uncertainty of Cantab's volatile stock price, low trading volume, the large quantity of shares the Company holds in Cantab, and restrictions in place under the Company's agreement with Cantab as outlined above. Accordingly, based upon its 90 day trading history, applying a discount factor and taking into consideration the contractual restrictions to which it is subject, the Company recorded an asset of $12 million at December 31, 1999, the estimated net realizable value of the stock for the purpose of the liquidation basis accounting. The estimate recorded for the stock has not changed since December 31, 1999 because no factors have indicated a change in the net realizable value.


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

         Cocaine...........................Phase II $2 million
         Nicotine...........................Phase I $3 million
         Nicotine..........................Phase II $6 million

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

The Company estimates that the range of value to be received from these milestones and royalties to be $0 to $11 million based on the contract terms. The Company recorded $3.0 million at December 31, 1999 as the estimated net realizable value for the purpose of liquidation basis accounting, which assumes the realization of one of these milestones. The estimate recorded for the milestones has not changed since December 31, 1999 because no factors have indicated a change in the net realizable value.

In February 1998, the Company entered into a phased sublease agreement with Scriptgen for the Company's 85,000 square foot headquarters and research and development facility located in Waltham, Massachusetts. The entire facility was subleased to Scriptgen effective August 1, 1999. Under the terms of the sublease, Scriptgen has assumed the Company's obligation under the lease in addition to reimbursing the Company for a portion of the Company's leasehold improvements. The Company negotiated with the landlord and Scriptgen an arrangement which eliminated the Company's liability for the lease in the event that Scriptgen were to default on its sublease obligations. In consideration for such arrangement, the Company expects to receive $55,000 per month through August of 2002 or approximately $1.76 million in the aggregate. If Scriptgen were to default on its lease agreement or if the Company sold its interest in the lease, the Company would receive less than the $1.76 million. As of March 31, 2000, the Company has recorded $1.2 million (estimate of $1.4 million as of December 31, 1999 less $0.2 million in payments received during the first quarter of 2000) as the remaining estimated net realizable value for the purpose of liquidation basis accounting.


At March 31, 2000, the Company estimates that there are $1.1 million of costs remaining to be incurred during the remaining liquidation period through August 26, 2002 as compared to $1.2 million of costs remaining as of December 31, 1999. The decease of $0.1 million resulted from payments made during the first quarter of 2000 consisting of management compensation ($50,000), professional fees ($25,000), and facility/miscellaneous costs ($50,000).

Accrued expenses and other current liabilities consists primarily of costs incurred through June 30, 1999, including severance costs and other operating costs incurred prior to the liquidation of the Company. The severance costs will be paid beginning in the second quarter of 2000.


FORWARD LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains forward-looking statements. For this purpose, any statements contained herein that are not statements of historical fact may be deemed to be forward-looking statements. Without limiting the foregoing, the words "believes," "anticipates," "plans," expects," "intends", "estimates", and similar expressions are intended to identify forward-looking statements. There are a number of important factors that could affect the future activities of the Company, including, without limitation, the factors set forth below and those set forth under the heading "Future Results" and elsewhere in the Company's Annual Report on Form 10-K for the year ended December 31, 1999, as filed with the Securities and Exchange Commission, and the information contained in this Quarterly Report on Form 10-Q should be read in light of such factors.

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


      (b)             Reports on Form 8-K:             None

                                   SIGNATURES



         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                   IMMULOGIC PHARMACEUTICAL CORPORATION
                                              (Registrant)



Date:     5/12/00                  /s/ J. Richard Crowley
                                   --------------------------------------------
                                   J. Richard Crowley
                                   President, Secretary and Treasurer
                                   (Principal Financial and Accounting Officer)