Form 10-Q
period 2000-06-30
IMMULOGIC PHARMACEUTICAL CORP /DE
filed 2000-08-01
CIK 873731

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

       For the period ended June 30, 2000

                                       OR

[  ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
       EXCHANGE ACT OF 1934
       For the transition period from ___________________ to ___________________

                         Commission File Number 0-19117


                      IMMULOGIC PHARMACEUTICAL CORPORATION
             (Exact name of registrant as specified in its charter)


            Delaware                                    13-3397957
-------------------------------             ------------------------------------
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
incorporation or organization)

12 Alfred Street, Suite 300, Woburn, MA                     01810
---------------------------------------                   ---------
(Address of principal executive offices)                  (Zip Code)

        Registrant's telephone number, including area code (781) 933-1772

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirement for the past 90 days.

                                              Yes  X    No
                                                  ----     -----


        Number of shares of $.01 par value common stock outstanding as of July 14, 2000 - 20,550,773

--------------------------------------------------------------------------------

                      IMMULOGIC PHARMACEUTICAL CORPORATION

                               INDEX TO FORM 10-Q


PART I.     FINANCIAL INFORMATION                                                Page No.
                                                                                 -------
Item 1.     Unaudited, Condensed Consolidated Financial Statements
            and Notes

            Unaudited, Condensed Consolidated Statements of Net Assets in
            Liquidation As of June 30, 2000 and December 31, 1999                    3

            Unaudited, Condensed Consolidated  Statements of Changes in
            Assets in Liquidation for the Three and Six Months Ended
            June 30, 2000                                                            4

            Unaudited, Condensed Consolidated Statement of Operations
            (Going Concern Basis) for the Three and Six Months Ended
            June 30, 1999                                                            5

            Unaudited, Condensed Consolidated Statement of Cash Flows
            (Going Concern Basis) for the Six Months Ended June 30, 1999             6

            Notes to Unaudited, Condensed Consolidated Financial Statements          7

Item 2.     Management's Discussion and Analysis of Financial                       10
            Condition and Results of Operations

Item 3.     Quantitative and Qualitative Disclosure About Market Risk               14

PART II.    OTHER INFORMATION

Item 6.     Exhibits                                                                15

            Reports on Form 8-K                                                     15

SIGNATURES                                                                          16

                          PART I. FINANCIAL INFORMATION

ITEM 1.    CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                      IMMULOGIC PHARMACEUTICAL CORPORATION
    CONDENSED CONSOLIDATED STATEMENT OF NET ASSETS IN LIQUIDATION (UNAUDITED)
                                 (in thousands)



                                                                   JUNE 30,       DECEMBER 31,
                                                                    2000             1999
                                                                 -----------      -----------
                                     ASSETS
Cash and cash equivalents                                        $    10,452       $    2,168
Cantab stock                                                           5,070           12,000
Milestones and royalties                                               3,000            3,000
Landlord receivable                                                    1,074            1,400
Other assets                                                              74               53
                                                                  ----------       ----------
        Total assets                                             $    19,670       $   18,621
                                                                 -----------       ----------

                                   LIABILITIES
Estimated costs to be incurred during liquidation period         $       774       $    1,215
Accounts payable and accrued expenses                                    310              505
                                                                 -----------       ----------
        Total liabilities                                              1,084            1,720
                                                                 -----------       ----------
NET ASSETS IN LIQUIDATION                                        $    18,586       $   16,901
                                                                 ===========       ==========





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

                      IMMULOGIC PHARMACEUTICAL CORPORATION
                       CONDENSED CONSOLIDATED STATEMENT OF
                      CHANGES IN NET ASSETS IN LIQUIDATION
                                   (UNAUDITED)
                                 (in thousands)



                                                          THREE MONTHS         SIX MONTHS
                                                              ENDED              ENDED
                                                            JUNE 30,            JUNE 30,
                                                              2000                2000
                                                          ------------         ----------
Net assets in liquidation, beginning of period             $ 16,901             $ 16,901

Investment income                                                (4)                 (23)

Change in cash and cash equivalents                          (8,255)              (8,284)

Payment of estimated costs to be incurred during
liquidation period                                              128                  251

Cash received from landlord                                    (163)                (326)

Cash received upon the sale of Cantab stock                  (8,345)              (8,345)

Other cash receipts                                             (15)                 (36)

Net changes in accounts payable and accrued expenses
                                                                144                  195

Changes in liquidation basis accounting estimates:

Increase in estimated net realizable value of Cantab          1,415                1,415
stock

Decrease in estimated costs to be incurred during the
liquidation period                                              190                  190

Increase in investment income receivable                         80                   80
                                                           --------             --------
Net assets in liquidation June 30, 2000                    $ 18,586             $ 18,586
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

                      IMMULOGIC PHARMACEUTICAL CORPORATION
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                        (UNAUDITED - GOING CONCERN BASIS)
                      (in thousands, except per share data)

                                                             THREE MONTHS ENDED             SIX MONTHS ENDED
                                                                   JUNE 30,                      JUNE 30,
                                                          -----------------------        -----------------------
                                                            1999           1998            1999           1998
                                                          -------         -------        --------        -------
Revenues:

   Sponsored research revenues                            $   348            $432        $  1,088        $   962
                                                          -------         -------        --------        -------
      Total revenues                                          348             432           1,088            962

Operating expenses:

   Research and development                                   348           1,321           1,088          2,808
   General and administrative                                 632             513           2,178          1,380
   Loss on leasehold improvements, net                        966              --             966             --
                                                          -------         -------        --------        -------
      Total operating expenses                              1,946           1,834           4,232          4,188
                                                          -------         -------        --------        -------
Operating loss                                             (1,598)         (1,402)         (3,144)        (3,226)

Interest income                                               526             630           1,085          1,333
                                                          -------         -------        --------        -------
Net loss                                                  $(1,072)        $  (772)        $(2,059)       $(1,893)
                                                          =======         =======        ========        =======
Basic and diluted net loss per
  common share                                             $(0.05)        $ (0.04)         $(0.10)       $ (0.09)
                                                          =======         =======        ========        =======
Weighted average number of
  common shares outstanding                                20,377          20,359          20,376         20,357
                                                          =======         =======        ========        =======
Comprehensive loss:
   Net loss                                               $(1,072)        $  (772)       $ (2,059)       $(1,893)
   Other comprehensive loss:                                 (699)             --            (872)            --
                                                          -------         -------        --------        -------
Comprehensive loss:                                       $(1,171)        $  (772)       $ (2,931)       $(1,893)
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

                      IMMULOGIC PHARMACEUTICAL CORPORATION
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                        (UNAUDITED - GOING CONCERN BASIS)
                                 (in thousands)

                                                                SIX MONTHS
                                                              ENDED JUNE 30,
                                                           ---------------------
                                                             1999        1998
                                                           ---------   ---------
Cash flows for operating activities:

      Net loss                                             $ (2,059)   $ (1,893)
   Adjustments used to reconcile net loss
       to net cash used in operating activities:
   Depreciation and amortization                                 72         976
   Write-down of leasehold improvements                       1,446          --
   Gain on sale of equipment                                    (14)         --
   Reduction of MIT liability                                  (275)         --
   Shares issued for 401(k) employer match                       12          34
   Change in assets and liabilities:
      Prepaid and other current assets                          170         (40)
      Other assets                                               49          --
      Accounts payable                                          462        (255)
      Sublease deposit                                           --         500
      Reduction in lease obligation                            (616)         --
      Accrued expenses and other current liabilities           (182)     (2,641)

                                                           --------    --------
   Total adjustments                                          1,124      (1,426)
                                                           --------    --------

   Net cash used in operating activities                       (935)     (3,319)

Cash flows from investing activities:

    Purchase of Cantab stock                                 (6,000)         --
   Leasehold improvement sublease payments                      463          --
   Proceeds from sale of equipment                              133          --
   Purchase of short term investments                            --     (13,320)
   Redemption of short term investments                       8,219      20,716
   Redemption of long term investments                        4,142       2,119
                                                           --------    --------
    Net cash provided by investing activities                 6,957       9,515

Net increase in cash and cash equivalents                     6,022       6,196

Cash and cash equivalents, beginning of period               18,856       8,437
                                                           --------    --------
Cash and cash equivalents, end of period                   $ 24,878    $ 14,633
                                                           ========    ========


     The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

                      IMMULOGIC PHARMACEUTICAL CORPORATION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                  June 30, 2000
                                   (unaudited)


NOTE A - ORGANIZATION AND ACCOUNTING POLICIES

On March 23 1999, the Board of Directors of ImmuLogic Pharmaceutical Corporation (the "Company") approved a plan to liquidate and dissolve the Company (the "Plan"). The Plan was approved by the stockholders of the Company on August 25, 1999. The key features of the Plan are (1) the conclusion of all business activities, other than those in execution of the Plan; (2) the sale or disposition of all of the Company's assets; (3) the satisfaction of all outstanding liabilities; (4) the payment of liquidating distributions to stockholders in complete redemption of the Common Stock; and (5) the authorization of the filing of Certificate of Dissolution with the State of Delaware. As a result of the adoption of the Plan and the imminent nature of the liquidation, the Company adopted the liquidation basis of accounting effective July 1, 1999, whereby assets are valued at their estimated net realizable values and liabilities are valued at their estimated settlement amounts. The valuation of assets and liabilities requires many estimates and assumptions by management and there are substantial uncertainties in carrying out the provisions of the Plan. The amount and timing of future liquidating distributions will depend upon a variety of factors including, but not limited to, the actual proceeds from the sale of any of the Company's assets, the ultimate settlement amounts of the Company's liabilities and obligations, actual costs incurred in connection with carrying out the Plan, including management fees and administrative costs during the remaining liquidation period, and the timing of the liquidation and dissolution.

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

NOTE B - LIQUIDATION BASIS OF ACCOUNTING

CANTAB STOCK

In December 1998, the Company signed an agreement with Cantab for the sale of the Company's assets and the transfer of control over the programs related to its drugs of addiction vaccine programs for the treatment of nicotine and cocaine addiction (the "Nicotine and Cocaine Programs"). The assets sold consisted primarily of patents and other intellectual property, as well as certain equipment and materials used in these programs. In connection with this sale, the Company remitted $6,000,000 in cash to Cantab in 1999 and received 2,566,845 Cantab ordinary shares in the form of 855,615 American Depository Shares ("ADSs"). One ADS is equal to approximately three ordinary shares. Under the terms of the Company's agreement with Cantab, the Company could not sell any of the ADSs or Cantab ordinary shares represented by the ADSs prior to August 2, 1999. Thereafter, the Company may immediately sell up to 25% of the ADSs, and then may sell an additional 25% every 90 days thereafter. In addition, the Company is obligated to sell such shares through a broker or brokers designated by Cantab and approved by the Company, and in a manner to be agreed upon by the Company and Cantab that is mutually advantageous to the Company and Cantab, considering the desire for the Company to sell and the desire of Cantab to avoid undue disruption of the market for such securities.

On June 16, 2000, the Company converted 785,615 of its total 855,615 ADSs of Cantab Pharmaceuticals Plc ("Cantab") into 2,356,845 Ordinary Shares of Cantab and sold 1,300,000 of such Ordinary Shares on the London Stock Exchange for aggregate gross proceeds of approximately $7,215,000. In addition, ImmuLogic sold the remaining 70,000 ADSs to a private buyer in the United States for aggregate gross proceeds of approximately $1,165,000.

On July 7, 2000, the Company sold 100,000 Ordinary Shares of Cantab on the London Stock Exchange for aggregate gross proceeds of approximately $580,000. The Company's remaining holdings of in Cantab consist of 956,845 Ordinary Shares as of July 8, 2000.

The determination of when to sell the remaining Cantab stock will be based on the judgement of the Board of Directors as to whether the sale of the Cantab stock at any particular time will result in realization of the highest possible value to the Company's stockholders and will be based upon several factors, including without limitation, (i) the Company's contractual obligations to Cantab regarding the sale of the shares; (ii) the anticipated effect on the market price of Cantab stock; (iii) whether a sale of Cantab stock would require registration under the Securities Act or the Exchange Act; (iv) whether an orderly public market for Cantab stock exists; and (v) the availability of one or more purchasers of the stock in a private sale. The valuation of this investment is based upon subjective judgements due to the inherent uncertainty of Cantab's volatile stock price, low trading volume, the large quantity of shares the Company holds in Cantab, and restrictions in place under the Company's agreement with Cantab as outlined above. Accordingly, based upon its 90 day trading history, applying a discount factor and taking into consideration the contractual restrictions to which it is subject, the Company recorded the estimated net realizable value of the remaining 1,056,845 ordinary shares of Cantab common stock as of June 30, 2000 at approximately $5.1 million for the purpose of the liquidation basis accounting.


MILESTONES & ROYALTIES

The Company could receive up to a maximum of $11 million in milestone payments contingent upon Cantab's successful development to the end of Phase II clinical trials of the Nicotine and Cocaine Programs sold to Cantab. These payments may be made in cash or in additional ADSs or a combination thereof at Cantab's discretion. The Company would receive the following for successful completion of the Phases (as defined in the agreement) as follows:

            Cocaine............................ Phase II  $2 million
            Nicotine........................... Phase I   $3 million
            Nicotine........................... Phase II  $6 million

Upon receipt of the Phase II Cocaine or Phase I Nicotine milestones in the form of Cantab stock or ADSs, the Company may sell up to 25% of such shares in each of the four quarters following the expiration of an initial six-month period. Any shares paid in respect of any additional milestones would not be subject to these lock-up provisions.

The Company could potentially also receive a share of the net royalties Cantab may receive from vaccine sales proportionate to the level of worldwide product sales achieved. While the Company will attempt to monetize these potential royalty streams, the Company does not anticipate receiving significant value for them and thus has not recorded any net realizable value for the royalty stream.

The Company estimates that the range of value to be received from these milestones and royalties to be $0 to $11 million based on the contract terms. The Company recorded $3.0 million at December 31, 1999 as the estimated net realizable value for the purpose of liquidation basis accounting, which assumes the realization of one of these milestones. The estimate recorded for the milestones has not changed since December 31, 1999 because no factors have indicated a change in their net realizable value.


LANDLORD RECEIVABLE

In February 1998, the Company entered into a phased sublease agreement with Scriptgen Pharmaceticals, Inc. ("Scriptgen") for the Company's 85,000 square foot headquarters and research and development facility located in Waltham, Massachusetts. The entire facility was subleased to Scriptgen effective August 1, 1999. Under the terms of the sublease, Scriptgen has assumed the Company's obligations under the lease in addition to reimbursing the Company for a portion of the Company's leasehold improvements. The Company negotiated an arrangement with the landlord and Scriptgen eliminating the Company's liability for the lease in the event that Scriptgen were to default on its sublease obligations. In consideration for this arrangement, the Company expects to receive $55,000 per month from Scriptgen through August 2002, or an aggregate of approximately $1.76 million. If Scriptgen were to default on its lease agreement or if the Company sold its interest in the lease, the Company would receive less than the $1.76 million. As of June 30, 2000, the Company has recorded $1.1 million (estimated total payments of $1.4 million as of December 31, 1999, less $0.3 million in payments actually received during the first half of 2000) as the remaining estimated net realizable value for the purpose of liquidation basis accounting.

LIABILITIES

At June 30, 2000, the Company estimates that there are $.8 million of costs to be incurred during the remaining liquidation period through August 26, 2002 as compared to $1.2 million of costs remaining as of December 31, 1999. The decrease of $0.4 million resulted from payments made during the first half of 2000 consisting of management compensation ($127,000), insurance ($102,000) professional fees ($70,000), and facility/miscellaneous costs ($50,000), and a decrease in the estimate of costs to be incurred during the liquidation period ($190,000).

ITEM 2 MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

OVERVIEW
Since inception, the Company had focused on the research and clinical development of products to treat allergies, autoimmune diseases, and vaccines for the management of drugs of abuse.

On February 5, 1999, the Company announced that its Board of Directors had decided to conclude the business activities of the Company as soon as practicable. On March 23 1999, the Board of Directors approved a plan to liquidate and dissolve the Company (the "Plan"). The Plan was approved by the stockholders of the Company on August 25, 1999. The key features of the Plan are
(1) the conclusion of all business activities, other than those in execution of the Plan; (2) the sale or disposition of all of the Company's assets; (3) the satisfaction of all outstanding liabilities; (4) the payment of liquidating distributions to stockholders in complete redemption of the Common Stock; and
(5) the authorization of the filing of Certificate of Dissolution with the State of Delaware. As a result of the adoption of the Plan and the imminent nature of the liquidation, the Company adopted the liquidation basis of accounting effective July 1, 1999, whereby assets are valued at their estimated net realizable values and liabilities are valued at their estimated settlement amounts. The valuation of assets and liabilities requires many estimates and assumptions by management and there are substantial uncertainties in carrying out the provisions of the Plan. The amount and timing of future liquidating distributions will depend upon a variety of factors including, but not limited to, the actual proceeds from the sale of any of the Company's assets, the ultimate settlement amounts of the Company's liabilities and obligations, actual costs incurred in connection with carrying out the Plan, including management fees and administrative costs during the liquidation period, and the timing of the liquidation and dissolution.


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

As of June 30, 2000, the Company had cash and cash equivalents of $10,452,000 invested primarily in high-grade commercial paper and money market funds.

The Company currently owns 956,845 Cantab ordinary shares. The Company is obligated to sell such shares through a broker or brokers designated by Cantab and approved by the Company, and in a manner to be agreed upon by the Company and Cantab that is mutually advantageous to the Company and Cantab, considering the desire for the Company to sell and the desire of Cantab to avoid undue disruption of the market for such securities. The valuation of this investment is based upon subjective judgments due to the inherent uncertainty of Cantab's volatile stock price, low trading volume, the large quantity of shares the Company holds in Cantab, and restrictions in place under the Company's agreement with Cantab as outlined above. Accordingly, based upon its 90 day trading history, applying a discount factor and taking into consideration the contractual restrictions to which it is subject, the Company recorded an asset of approximately $5.1 million at June 30, 2000 in respect of the remaining Ordinary Shares of Cantab held by the Company, the estimated net realizable value of these shares for the purpose of the liquidation basis accounting.

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

            Cocaine............................ Phase II  $2 million
            Nicotine........................... Phase I   $3 million
            Nicotine........................... Phase II  $6 million

Upon receipt of the Phase II Cocaine or Phase I Nicotine milestones in the form of Cantab stock or ADSs, the Company may sell up to 25% of such shares in each of the four quarters following the expiration of an initial six-month period. Any shares paid in respect of any additional milestones would not be subject to these lock-up provisions.

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

In February 1998, the Company entered into a phased sublease agreement with Scriptgen for the Company's 85,000 square foot headquarters and research and development facility located in Waltham, Massachusetts. The entire facility was subleased to Scriptgen effective August 1, 1999. Under the terms of the sublease, Scriptgen has assumed the Company's obligation under the lease in addition to reimbursing the Company for a portion of the Company's leasehold improvements. The Company negotiated with the landlord and Scriptgen an arrangement eliminating the Company's liability for the lease in the event that Scriptgen were to default on its sublease obligations. In consideration for such arrangement, the Company expects to receive $55,000 per month from Scriptgen through August of 2002, or an aggregate of approximately $1.76 million. If Scriptgen were to default on its lease agreement or if the Company sold its interest in the lease, the Company would receive less than the $1.76 million. As of June 30, 2000, the Company has recorded $1.1 million (estimated total payments of $1.4 million as of December 31, 1999, less $0.3 million in payments actually received during the first half of 2000) as the remaining estimated net realizable value for the purpose of liquidation basis accounting.

At June 30, 2000, the Company estimates that there are $.8 million of costs to be incurred during the remaining liquidation period through August 26, 2002 as compared to $1.2 million of costs remaining as of December 31, 1999. The decrease of $0.4 million resulted from payments made during the first half of 2000 consisting of management compensation ($127,000), insurance ($102,000) professional fees ($70,000), and facility/miscellaneous costs ($50,000), and a decrease in the estimate of costs to be incurred during the liquidation period ($190,000).

Accounts Payable and Accrued expenses consist primarily of costs incurred through June 30, 1999, including severance costs and other operating costs incurred prior to the liquidation of the Company. The severance costs will be paid over the next nine months ending in the first quarter of 2001.


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

Any future payments the Company may receive under its agreement with Cantab, and, therefore, any future value which may be returned to the Company's stockholders with respect to that agreement, is dependent upon the successful development and commercialization of the products licensed or sold to such companies, as the case may be. The ability of Cantab to develop and commercialize its products is subject to all of the risks and uncertainties inherent in the biotechnology industry, including those associated with the early stage of development of such products, government regulation, competition, patents and proprietary rights, manufacturing and marketing, additional financing requirements and access to capital, product liability and third-party reimbursement. There can be no assurance that any of these products will be successfully developed or commercialized or that the Company will receive any value with respect to them during the liquidation period.

The Company sold certain assets related to its drugs of addiction vaccine programs for the treatment of nicotine and cocaine addiction to Cantab. In exchange for these assets and cash totaling $6,000,000, the Company received 2,566,845 new Cantab Ordinary Shares of 2p each, which were represented by 855,615 American Depository Shares ("ADSs"). On June 16, 2000, the Company converted 785,615 of its total 855,615 ADSs of Cantab Pharmaceuticals Plc ("Cantab") into 2,356,845 Ordinary Shares of Cantab and sold 1,300,000 of these shares on the London Stock Exchange for aggregate gross proceeds of approximately $7,215,000. In addition, ImmuLogic sold the remaining 70,000 ADSs to a private buyer in the United States for aggregate gross proceeds of approximately $1,165,000. On July 7, 2000, the Company sold an additional 100,000 Ordinary Shares of Cantab on the London Stock Exchange for aggregate gross proceeds of approximately $580,000. The Company's remaining holdings in Cantab consist of 956,845 Ordinary Shares as of July 8, 2000. In addition, ImmuLogic is entitled to receive additional payments if Cantab achieves certain milestones in its cocaine and nicotine clinical development. These payments may, at the option of Cantab, be paid in ADSs. The ADSs and Ordinary Shares of Cantab held by the Company are subject to certain contractual limitations with respect to their disposition. In addition, the Cantab shares currently held by the Company, and which may be issued to the Company in the future, are subject to extreme price and volume fluctuations. Accordingly, the net realizable value of approximately $5.1 million, which the Company recorded to be received upon disposition of such remaining Cantab shares and to be distributed to the stockholders with respect thereto, cannot be assured.


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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

The Company's investment policy specifies credit quality standards for the Company's investments and limits the amount of credit exposure to any single issue, issuer or type of investment. The Company does not believe that it has any material exposure to market risk with respect to derivative or other financial instruments requiring disclosure under this item.

PART II.      OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K


         (a)          Exhibit:

                      Exhibit
                      Number                        Exhibit
                      -------                       -------
                      27                            Financial Data Schedule


         (b)          Reports on Form 8-K:          None.

                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                           IMMULOGIC PHARMACEUTICAL CORPORATION
                                                      (Registrant)





Date:  7/28/00                             /s/ J. Richard Crowley
     -----------                           -------------------------------------
                                           J. Richard Crowley
                                           President, Secretary and Treasurer
                                           (Principal Financial and
                                           Accounting Officer)