Form 10-Q
period 2000-09-30
IMMULOGIC PHARMACEUTICAL CORP /DE
filed 2000-11-14
CIK 873731

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

    For the period ended September 30, 2000

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

    For the transition period from                   to
                                   -----------------    -----------------

                         Commission File Number 0-19117


                      IMMULOGIC PHARMACEUTICAL CORPORATION
             (Exact name of registrant as specified in its charter)


          Delaware                                      13-3397957
-------------------------------             ------------------------------------
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
incorporation or organization)

 12 Alfred Street, Suite 300, Woburn, MA                  01801
-----------------------------------------               ----------
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


     Number of shares of $.01 par value common stock outstanding as of October 27, 2000 - 20,550,773

                      IMMULOGIC PHARMACEUTICAL CORPORATION

                               INDEX TO FORM 10-Q




                                                                      PAGE NO.
                                                                      --------
PART I.  FINANCIAL INFORMATION

Item 1. Unaudited, Condensed Consolidated Financial Statements and Notes

         Unaudited, Condensed Consolidated Statements of Net Assets
         in Liquidation As of September 30, 2000 and
         December 31, 1999                                                 3

         Unaudited, Condensed Consolidated  Statements of Changes
         in Net Assets in Liquidation for the Three Months Ended
         September 30, 1999 and for the Three and Nine Months
         Ended September 30, 2000                                          4

         Unaudited, Condensed Consolidated Statement of Operations
         (Going Concern Basis) for the Three and Six Months Ended
         June 30, 1999                                                     5

         Unaudited, Condensed Consolidated Statement  of Cash Flows
         (Going Concern Basis) for the Six Months Ended June 30, 1999      6

         Notes to Unaudited, Condensed Consolidated Financial Statements   7

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations                              10

Item 3.  Quantitative and Qualitative Disclosure About Market Risk        12

PART II. OTHER INFORMATION

Item 6.  Exhibits                                                         13

         Reports on Form 8-K                                              13

SIGNATURES                                                                14

                          PART I. FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                      IMMULOGIC PHARMACEUTICAL CORPORATION
         CONDENSED CONSOLIDATED STATEMENT OF NET ASSETS IN LIQUIDATION
                                  (UNAUDITED)
                                 (in thousands)



                                              SEPTEMBER 30,        DECEMBER 31,
                                                  2000                 1999
                                              -------------        ------------

                                     ASSETS

Cash and cash equivalents                       $1,770               $ 2,168
Cantab stock                                     1,091                12,000
Milestones and royalties                         3,000                 3,000
Landlord receivable                                965                 1,400
Other assets                                        20                    53
                                                ------               -------

        Total assets                            $6,846               $18,621
                                                ------               -------

                                   LIABILITIES

Estimated costs to be incurred during
  liquidation period                            $  711               $ 1,215
Accounts payable and accrued expenses              193                   505
                                                ------               -------
        Total liabilities                          904                 1,720
                                                ------               -------

NET ASSETS IN LIQUIDATION                       $5,942               $16,901
                                                ======               =======



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

                      IMMULOGIC PHARMACEUTICAL CORPORATION
                       CONDENSED CONSOLIDATED STATEMENT OF
                      CHANGES IN NET ASSETS IN LIQUIDATION
                                   (UNAUDITED)
                                 (in thousands)

                                                 THREE MONTHS     THREE MONTHS      NINE MONTHS
                                                    ENDED            ENDED             ENDED
                                                 SEPTEMBER 30,    SEPTEMBER 30,     SEPTEMBER 30,
                                                     2000              1999             2000
                                                 -------------    -------------     -------------
Net assets in liquidation,
  beginning of period                               $18,586         $ 49,557          $16,901

Cash distribution to shareholders                    (9,659)         (39,868)          (9,659)

Other net changes in cash and cash equivalents          977               --            9,261

Cash received from landlord                            (109)              --             (435)

Net cash received from the sale of Cantab stock        (928)              --           (9,273)

Net change in other assets                              (54)              --             (113)

Payment of estimated costs to be
  incurred and accrued expenses                         180               --              626


Changes in liquidation basis accounting estimates:

(Decrease) increase in estimated net realizable
  value of Cantab stock                              (3,051)              --           (1,636)

Increase (Decrease) in estimated costs to be
  incurred during the liquidation period                 --               --              190

Increase in investment income receivable                 --               --               80
                                                    -------         --------          -------
Net assets in liquidation September 30, 2000        $ 5,942         $  9,689          $ 5,942
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

                      IMMULOGIC PHARMACEUTICAL CORPORATION
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                        (UNAUDITED - GOING CONCERN BASIS)
                      (in thousands, except per share data)


                                          THREE MONTHS ENDED     SIX MONTHS ENDED
                                            JUNE 30, 1999         JUNE 30, 1999
                                          -------------------    ----------------
Revenues:

  Sponsored research revenues                 $    348              $  1,088
                                              --------              --------
   Total revenues                                  348                 1,088

Operating expenses:

  Research and development                         348                 1,088
  General and administrative                       632                 2,178
  Loss on leasehold improvements, net              966                   966
                                              --------              --------
     Total operating expenses                    1,946                 4,232
                                              --------              --------
Operating loss                                  (1,598)               (3,144)

Interest income                                    526                 1,085
                                              --------              --------
Net loss                                      $ (1,072)             $ (2,059)
                                              ========              ========
Basic and diluted net loss per
  common share                                $  (0.05)             $  (0.10)
                                              ========              ========

Weighted average number of
  common shares outstanding                     20,377                20,376
                                              ========              ========
Comprehensive loss:
   Net loss                                   $ (1,072)             $ (2,059)
   Other comprehensive loss:                      (699)                 (872)
                                              --------              --------

Comprehensive loss:                           $ (1,771)             $ (2,931)
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

                      IMMULOGIC PHARMACEUTICAL CORPORATION
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                        (UNAUDITED - GOING CONCERN BASIS)
                                 (in thousands)


                                                         SIX MONTHS
                                                       ENDED JUNE 30,
                                                            1999
                                                       --------------
Cash flows for operating activities:

   Net loss                                               $ (2,059)
 Adjustments used to reconcile net loss
   to net cash used in operating activities:
 Depreciation and amortization                                  72
 Write-down of leasehold improvements                        1,446
 Gain on sale of equipment                                     (14)
 Reduction of MIT liability                                   (275)
 Shares issued for 401(k) employer match                        12
 Change in assets and liabilities:
   Prepaid and other current assets                            170
   Other assets                                                 49
   Accounts payable                                            462
   Sublease deposit                                             --
   Reduction in lease obligation                              (616)
   Accrued expenses and other current liabilities             (182)
                                                          --------
 Total adjustments                                           1,124
                                                          --------
 Net cash used in operating activities                        (935)

Cash flows from investing activities:

 Purchase of Cantab stock                                   (6,000)
 Leasehold improvement sublease payments                       463
 Proceeds from sale of equipment                               133
 Purchase of short term investments                             --
 Redemption of short term investments                        8,219
 Redemption of long term investments                         4,142
                                                          --------
 Net cash provided by investing activities                   6,957

Net increase in cash and cash equivalents                    6,022

Cash and cash equivalents, beginning of period              18,856
                                                          --------
Cash and cash equivalents, end of period                  $ 24,878
                                                          ========




     The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

                      IMMULOGIC PHARMACEUTICAL CORPORATION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               September 30, 2000
                                   (unaudited)


NOTE A -- ORGANIZATION AND ACCOUNTING POLICIES

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

NOTE B -- LIQUIDATION BASIS OF ACCOUNTING

CANTAB STOCK

In December 1998, the Company signed an agreement with Cantab for the sale of the Company's assets and the transfer of control over the programs related to its drugs of addiction vaccine programs for the treatment of nicotine and cocaine addiction (the "Nicotine and Cocaine Programs"). The assets sold consisted primarily of patents and other intellectual property, as well as certain equipment and materials used in these programs. In connection with this sale, the Company remitted $6,000,000 in cash to Cantab in 1999 and received 2,566,845 Cantab ordinary shares in the form of 855,615 American Depository Shares ("ADSs"). One ADS is equal to approximately three ordinary shares. Under the terms of the Company's agreement with Cantab, the Company could not sell any of the ADSs or Cantab ordinary shares represented by the ADSs prior to August 2, 1999. Thereafter, the Company could immediately sell up to 25% of the ADSs, and then may sell an additional 25% every 90 days thereafter. In addition, the Company was obligated to sell such shares through a broker or brokers designated by Cantab and approved by the Company, and in a manner to be agreed upon by the Company and Cantab that is mutually advantageous to the Company and Cantab, considering the desire for the Company to sell and the desire of Cantab to avoid undue disruption of the market for such securities.

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

On July 7, 2000 and September 29, 2000, the Company sold a total of 200,000 Ordinary Shares of Cantab on the London Stock Exchange for aggregate net proceeds of approximately $928,000. The Company's holdings of Cantab consisted of 856,845 Ordinary Shares as of September 30, 2000.

In October and November of 2000, the Company sold the remaining 856,845 Ordinary Shares of Cantab on the London Stock Exchange for aggregate net proceeds totaling $1,091,000. The Company has no remaining holdings of Cantab as of November 6, 2000.

NOTE C -- DISTRIBUTION TO SHAREHOLDERS

On September 1, 1999 and September 1, 2000, the Company returned to its stockholders $39.9 million (or $1.94 per share) and $9.7 million (or $.47 per share), respectively, based on 20,550,773 shares of Common Stock outstanding to stockholders of record as of August 25, 1999 and August 25, 2000, respectively.

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

LANDLORD RECEIVABLE

In February 1998, the Company entered into a phased sublease agreement with Anadys Pharmaceuticals, Inc. (formerly Scriptgen Pharmaceuticals, Inc.) for the Company's 85,000 square foot headquarters and research and development facility located in Waltham, Massachusetts. The entire facility was subleased to Anadys effective August 1, 1999. Under the terms of the sublease, Anadys has assumed the Company's obligations under the lease in addition to reimbursing the Company for a portion of the Company's leasehold improvements. The Company negotiated an arrangement with the landlord and Anadys eliminating the Company's liability for the lease in the event that Anadys were to default on its sublease obligations. In consideration for this arrangement, the Company expects to receive $55,000 per month from Anadys through August 2002, or an aggregate of approximately $1.76 million. If Anadys were to default on its lease agreement or if the Company sold its interest in the lease, the Company would receive less than the $1.76 million. As of September 30, 2000, the Company has recorded $965,000 (estimated total payments of $1.4 million as of December 31, 1999, less $435,000 in payments actually received during the first nine months of 2000) as the remaining estimated net realizable value for the purpose of liquidation basis accounting.

LIABILITIES

At September 30, 2000, the Company estimates that there are $711,000 of costs to be incurred during the remaining liquidation period through August 27, 2002 as compared to $1.2 million of costs remaining as of December 31, 1999. The decrease of $489,000 resulted from payments made during the first nine months of 2000 totaling $299,000 and a decrease in the estimate of costs to be incurred during the liquidation period in the amount of $190,000.

Accounts payable and accrued expenses consist primarily of costs incurred through June 30, 1999, including severance costs and other operating costs incurred prior to the liquidation of the Company. At September 30, 2000, the Company estimates there are $193,000 of severance costs for a former employee which will be paid over the next six months ending in the first quarter of 2001.

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

On September 1, 1999 and September 1, 2000, the Company returned to its stockholders $39.9 million (or $1.94 per share) and $9.7 million (or $.47 per share), respectively, based on 20,550,773 shares of Common Stock outstanding to stockholders of record as of August 25, 1999 and August 25, 2000, respectively. Future distributions to stockholders would be made by the Board of Directors of the Company as the Company's net assets are converted to cash. The actual amount and timing of future distributions cannot be predicted at this time. The Company intends to distribute pro rata to its stockholders, in cash or in-kind, or sell or otherwise dispose of, all of its property and net assets. The liquidation should be concluded prior to August 27, 2002 by a final liquidating distribution either directly to the stockholders or to one or more liquidating trusts. Details regarding the plan to liquidate and dissolve the Company can be found in the Company's 1999 Proxy Statement filed with the Securities and Exchange Commission and mailed to stockholders on July 15, 1999.

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

On July 7, 2000 and September 29, 2000, the Company sold a total of 200,000 Ordinary Shares of Cantab on the London Stock Exchange for aggregate net proceeds of approximately $928,000. The Company's holdings of Cantab consisted of 856,845 Ordinary Shares as of September 30, 2000.

In October and November of 2000, the Company sold the remaining 856,845 Ordinary Shares of Cantab on the London Stock Exchange for aggregate net proceeds totaling $1,091,000. The Company has no remaining holdings of Cantab as of November 6, 2000.

On September 1, 1999 and September 1, 2000, the Company returned to its stockholders $39.9 million (or $1.94 per share) and $9.7 million (or $.47 per share), respectively, based on 20,550,773 shares of Common Stock outstanding to stockholders of record as of August 25, 1999 and August 25, 2000, respectively.


As of September 30, 2000, the Company had cash and cash equivalents of $1,770,000 invested primarily in high-grade commercial paper and money market funds.


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

                                  IMMULOGIC PHARMACEUTICAL CORPORATION
                                             (Registrant)





Date:  11/14/00                   /s/ J. Richard Crowley
                                  -------------------------------------
                                  J. Richard Crowley
                                  President, Secretary and Treasurer
                                  (Principal Financial and Accounting Officer)