Form 10-K405
period 2000-12-31
IMMULOGIC PHARMACEUTICAL CORP /DE
filed 2001-03-20
CIK 873731

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

                    ANNUAL REPORT PURSUANT TO 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended December 31, 2000
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

            12 ALFRED STREET, SUITE 300, WOBURN, MASSACHUSETTS 01801
                                 (781) 933-1772
    (Address, including zip code, and telephone number, including area code, of registrant's principal executive offices)

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No ___.

Indicate by a check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to the Form 10-K. [X]

The aggregate market value of the Common Stock held by non-affiliates of the registrant, based on the last sale price of the Common Stock reported on the Nasdaq over-the-counter bulletin board on January 31, 2001 was $1,027,539.

The number of shares of Common Stock outstanding as of January 31, 2001 was 20,550,773.

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

On September 1, 1999, the Company returned to its stockholders the sum of $39.9 million (or $1.94 per share, based on 20,550,773 shares of Common Stock then outstanding) to stockholders of record as of August 25, 1999. On September 1, 2000 the Company returned to its stockholders the sum of $9.7 million (or $.47 per share, based on 20,550,773 shares of Common Stock then outstanding) to stockholders of record as of August 25, 2000. On December 2, 2000 the Company returned to its stockholders the sum of $1.85 million (or $.09 per share, based on 20,550,773 shares of Common Stock then outstanding) to stockholders of record as of November 30, 2000. Future distributions to stockholders, if any, will be made by the Board of Directors of the Company as the Company's net assets are converted to cash. The actual amount and timing of future distributions, if any, cannot be predicted at this time. The Company intends to distribute pro rata to its stockholders, in cash or in-kind, or sell or otherwise dispose of, all of its property and net assets. The liquidation should be concluded prior to August 27, 2002 by a final liquidating distribution either directly to the stockholders or to one or more liquidating trusts. Details regarding the plan to liquidate and dissolve the Company can be found in the Company's Proxy Statement for its 1999 Annual Meeting of Stockholders filed with the Securities and Exchange Commission and mailed to stockholders on July 15, 1999.

PATENTS AND PROPRIETARY RIGHTS

ImmuLogic's material proprietary rights consisted of patents and licenses to patents in the following areas: general immunotherapy and autoimmune, allergy and drug abuse therapy.

The Company's rights relating to general immunotherapy were licensed from Washington University and the Massachusetts Institute of Technology ("MIT"). The licenses from Washington University and MIT terminated in 1999.

The Company's patents relating to allergy therapy were transferred to Heska Corporation ("Heska") in 1999. The Company received $300,000 in cash in exchange for the transfer of these patents and the Company's agreement to relinquish certain of its rights to receive license fees and royalties under a license agreement signed with Heska in 1998.

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

The Company no longer satisfies the requirements for listing of its common stock on the Nasdaq National Market ("Nasdaq"). The Company was delisted on January 22, 2000. Because Nasdaq has delisted the Company's common stock, the ability of stockholders to buy and sell shares may be materially impaired. The Company's common stock is now traded on the Nasdaq over-the-counter bulletin board. Trading in the Company's common stock will cease altogether upon the earlier of
(i) a final liquidating distribution either to the Company's stockholders or to a liquidating trust or (ii) August 27, 2002.

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

The Company sold certain assets related to its drugs of addiction vaccine programs for the treatment of nicotine and cocaine addiction to Cantab in 1999. In exchange for these assets and cash totaling $6,000,000, the Company received 2,566,845 new Cantab Ordinary Shares of 2p each, which were represented by 855,615 American Depository Shares ("ADSs"). The Company has since sold all of these shares. In addition, ImmuLogic is entitled to receive additional payments if Cantab achieves certain milestones in its cocaine and nicotine clinical development. These payments may, at the option of Cantab, be paid in ADSs. These ADS's will be subject to certain contractual limitations with respect to their disposition. Furthermore, the value of these ADSs, if any, will depend upon the relative success of Cantab and cannot be determined at this time.

The actual timing of future distributions, if any, cannot be predicted at this time. The Company intends to distribute pro rata to its stockholders, in cash or in-kind, or sell or otherwise dispose of, all of its property and net assets. The liquidation should be concluded prior to the third anniversary thereof by a final liquidating distribution either directly to the stockholders or to one or more liquidating trusts. Details regarding the plan to liquidate and dissolve the Company can be found in the Company's Proxy Statement for its 1999 Annual Meeting of Stockholders filed with the Securities and Exchange Commission and mailed to stockholders on July 15, 1999.

EMPLOYEES

As of January 31, 2001, the Company had two part-time consultants and no full-time employees.

ITEM 2. PROPERTIES

In February 1998, the Company entered into a phased sublease agreement with Anadys Pharmaceuticals, Inc. (formerly Scriptgen Pharmaceuticals, Inc.) for the Company's 85,000 square foot headquarters and research and development facility located in Waltham, Massachusetts. The entire facility was subleased to Anadys effective August 1, 1999. Under the terms of the sublease, Anadys has assumed the Company's obligation under the lease in addition to reimbursing the Company for a portion of the Company's leasehold improvements. The Company negotiated with the landlord and Anadys an arrangement, which eliminated the Company's liability for the lease in the event that Anadys were to default on its sublease obligations. In consideration for such arrangement, the Company expects to receive $55,000 per month through August 2002 or approximately $1.25 million in the aggregate. If Anadys were to default on its lease agreement or if the Company sold its interest in the lease, the Company would receive less than or none of the $1.25 million. As of December 31, 2000, the Company has recorded $856,000 as the estimated net realizable value of the sublease for the purpose of liquidation basis accounting.

ITEM 3. LEGAL PROCEEDINGS

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

EXECUTIVE OFFICER OF THE REGISTRANT

The sole executive officer of the Company and his age and position with the Company as of January 31, 2001 are as follows:

            NAME                    AGE              POSITION WITH THE COMPANY
-----------------------------------------------------------------------------------
J. Richard Crowley                  45           President, Treasurer and Secretary

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

PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

The Company's Common Stock is currently traded on the Nasdaq over-the-counter bulletin board under the symbol IMUL. From May 1992 through January 22, 2000, the Company's Common Stock was traded on the Nasdaq National Market under the symbol IMUL. The Company's stock was delisted from the Nasdaq National Market on January 22, 2000. The following table sets forth for the periods indicated the range of high and low closing sale prices per share of the Common Stock as reported by Nasdaq.

                                              HIGH                LOW
----------------------------------------------------------------------
                    2000
                    ----
     First Quarter                           $  .75             $  .41
     Second Quarter                             .66                .34
     Third Quarter                              .66                .16
     Fourth Quarter                             .17                .05

                    1999
                    ----
     First Quarter                           $ 1.94             $ 1.25
     Second Quarter                            1.97               1.84
     Third Quarter                             2.09                .19
     Fourth Quarter                             .75                .16

On December 31, 2000, there were approximately 331 holders of record of the Company's Common Stock.

On September 1, 1999, the Company returned to its stockholders the sum of $39.9 million (or $1.94 per share, based on 20,550,773 shares of Common Stock then outstanding) to stockholders of record as of August 25, 1999. On September 1, 2000 the Company returned to its stockholders the sum of $9.7 million (or $.47 per share, based on 20,550,773 shares of Common Stock then outstanding) to stockholders of record as of August 25, 2000. On December 2, 2000 the Company returned to its stockholders the sum of $1.85 million (or $.09 per share, based on 20,550,773 shares of Common Stock then outstanding) to stockholders of record as of November 30, 2000. Future distributions to stockholders, if any, will be made by the Board of Directors of the Company as the Company's net assets are converted to cash. The actual amount and timing of future distributions, if any, cannot be predicted at this time. The Company intends to distribute pro rata to its stockholders, in cash or in-kind, or sell or otherwise dispose of, all of its property and net assets. The liquidation should be concluded prior to August 27, 2002 by a final liquidating distribution either directly to the stockholders or to one or more liquidating trusts. Details regarding the plan to liquidate and dissolve the Company can be found in the Company's Proxy Statement for its 1999 Annual Meeting of Stockholders filed with the Securities and Exchange Commission and mailed to stockholders on July 15, 1999.

ITEM 6. SELECTED FINANCIAL DATA

The following selected financial data of the Company as of and for the five years ended December 31, 2000 are derived from the financial statements of the Company. The information set forth below should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" included as Item 7 and the financial statements and related footnotes included as Item 8 in this Form 10-K. Effective July 1, 1999, the Company adopted the liquidation basis of accounting and as a result does not reflect full year operating results for 1999 in the selected financial data shown below. For the six months ended December 31, 1999, the Company recorded an increase in net assets of approximately $6 million relating to the adoption of liquidation basis accounting.

                                                                             YEAR ENDED         SIX MONTHS ENDED
CONSOLIDATED STATEMENT OF CHANGES IN NET ASSETS IN LIQUIDATION DATA       DECEMBER 31, 2000     DECEMBER 31, 1999
-----------------------------------------------------------------------------------------------------------------

(IN THOUSANDS)

Net assets in liquidation, beginning of period                                 $ 16,901             $ 48,943

Cash distribution to shareholders                                                11,509               39,868

Cash received from sale of Cantab stock                                         (10,364)                  --
CHANGES IN LIQUIDATION BASIS ACCOUNTING ESTIMATES:

(Decrease) increase in estimated net realizable value of Cantab stock            (1,636)               7,000

Decrease in milestones and royalties                                              1,500                   --

Net assets in liquidation, end of period                                       $  2,692             $ 16,901
-----------------------------------------------------------------------------------------------------------------


                                                               SIX MONTHS
CONSOLIDATED STATEMENT OF OPERATIONS DATA                    ENDED JUNE 30,                    YEARS ENDED DECEMBER 31,
----------------------------------------------------------------------------------------------------------------------------------

(IN THOUSANDS, EXCEPT PER SHARE DATA)                              1999               1998               1997               1996
Total revenues                                                  $  1,088           $  4,345           $  2,049           $  9,239
Research and development expenses                                  1,088              5,198             17,103             25,882
General and administrative expenses                                2,179              2,161              6,390              6,830
Net loss                                                          (2,060)              (310)           (18,119)           (18,870)
Basic and diluted net loss per share                               (0.10)             (0.02)             (0.89)             (0.93)
Weighted average number of common Shares outstanding
                                                                  20,376             20,362             20,273             20,206
----------------------------------------------------------------------------------------------------------------------------------


-----------------------------------------------------------------------------------------------------------------------------
                                               CONSOLIDATED STATEMENT OF NET             CONSOLIDATED BALANCE SHEET
                                                    ASSETS IN LIQUIDATION

(IN THOUSANDS, EXCEPT CASH DISTRIBUTION DATA)      2000             1999             1998             1997             1996
-----------------------------------------------------------------------------------------------------------------------------
Cash and cash equivalents and short-and
long-term investments                            $ 1,009          $ 2,168          $48,628          $52,293          $70,047

Total assets                                       3,449           18,621           56,195           59,588           79,654

Net Assets in liquidation                          2,692           16,901               --               --               --

Long-term obligations                                 --               --              275              325              375

Stockholders' equity                                  --               --           53,758           54,019           71,926

Cash distributions, per share (1)                $   .56          $  1.94               --               --               --
                                               ------------------------------------------------------------------------------

(1) Cash distributions based on 20,550,773 shares outstanding in the amount of $11,508,433 and $39,868,500 in 2000 and 1999, respectively.

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

On September 1, 1999, the Company returned to its stockholders the sum of $39.9 million (or $1.94 per share, based on 20,550,773 shares of Common Stock then outstanding) to stockholders of record as of August 25, 1999. On September 1, 2000 the Company returned to its stockholders the sum of $9.7 million (or $.47 per share, based on 20,550,773 shares of Common Stock then outstanding) to stockholders of record as of August 25, 2000. On December 2, 2000 the Company returned to its stockholders the sum of $1.85 million (or $.09 per share, based on 20,550,773 shares of Common Stock then outstanding) to stockholders of record as of November 30, 2000. Future distributions to stockholders, if any, will be made by the Board of Directors of the Company as the Company's net assets are converted to cash. The actual amount and timing of future distributions, if any, cannot be predicted at this time. The Company intends to distribute pro rata to its stockholders, in cash or in-kind, or sell or otherwise dispose of, all of its property and net assets. The liquidation should be concluded prior to August 27, 2002 by a final liquidating distribution either directly to the stockholders or to one or more liquidating trusts. Details regarding the plan to liquidate and dissolve the Company can be found in the Company's Proxy Statement for its 1999 Annual Meeting of Stockholders filed with the Securities and Exchange Commission and mailed to stockholders on July 15, 1999.

LIQUIDITY AND CAPITAL RESOURCES

The Company's primary objectives are (i) to liquidate its net assets in an efficient manner that optimizes the values for such assets and (ii) to reduce and control operating costs. The period of time to liquidate the assets and distribute the proceeds of the Company's assets is subject to significant business, economic and competitive uncertainties and contingencies, many of which are beyond the Company's control.

As of December 31, 2000, the Company had cash and cash equivalents of $1,009,000 invested primarily in money market funds.

 In December 1998, the Company signed an agreement with Cantab for the sale of the Company's assets and the transfer of control over the programs related to its drugs of addiction vaccine programs for the treatment of nicotine and cocaine addiction (the "Nicotine and Cocaine Programs"). The assets sold consisted primarily of patents and other intellectual property, as well as certain equipment and materials used in these programs. In connection with this sale, the Company remitted $6,000,000 in cash to Cantab in 1999 and received 2,566,845 Cantab ordinary shares in the form of 855,615 American Depository Shares ("ADSs"). One ADS is equal to approximately three ordinary shares. Under the terms of the Company's agreement with Cantab, the Company could not sell any of the ADSs or Cantab ordinary shares represented by the ADSs prior to August 2, 1999. Thereafter, the Company could immediately sell up to 25% of the ADSs, and then could sell an additional 25% every 90 days thereafter. In addition, the Company was obligated to sell such shares through a broker or brokers designated by Cantab and approved by the Company, and in a manner to be agreed upon by the Company and Cantab that is mutually advantageous to the Company and Cantab, considering the desire for the Company to sell and the desire of Cantab to avoid undue disruption of the market for such securities.

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

In the third and fourth quarters of 2000, the Company sold the remaining 1,056,845 Ordinary Shares of Cantab on the London Stock Exchange for aggregate net proceeds of approximately $2,019,000. The Company has no remaining holdings of Cantab as of December 31, 2000.

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


             Cocaine............................Phase II  $2 million
             Nicotine...........................Phase I   $3 million
             Nicotine...........................Phase II  $6 million

Upon receipt of the Phase II Cocaine or Phase I Nicotine milestones in the form of Cantab stock or ADSs, the Company may sell up to 25% of such shares in each of the four quarters following the expiration of an initial six-month period. There would be no lock-up on shares paid in respect of any additional milestones.

The Company could potentially also receive a share of net royalties Cantab may receive from vaccine sales proportionate to the level of worldwide product sales achieved. While the Company will attempt to monetize these potential royalty streams, the Company does not anticipate receiving significant value for them and thus has not recorded any net realizable value for the royalty streams. The Company estimates that the range of value to be received from these milestones and royalties to be $0 to $11 million based on the contract terms. This reduction is due to the uncertainty surrounding Cantab's future resulting from the discontinuance of certain Cantab programs announced in the fourth quarter of 2000. Due to the Cantab program failures and uncertainty regarding the future of Cantab, the Company recorded $1.5 million as the estimated net realizable value for the purpose of liquidation basis accounting.

In February 1998, the Company entered into a phased sublease agreement with Anadys Pharmaceuticals, Inc. (formerly Scriptgen Pharmaceuticals, Inc.) for the Company's 85,000 square foot headquarters and research and development facility located in Waltham, Massachusetts. The entire facility was subleased to Anadys effective August 1, 1999. Under the terms of the sublease, Anadys has assumed the Company's obligation under the lease in addition to reimbursing the Company for a portion of the Company's leasehold improvements. The Company negotiated with the landlord and Anadys an arrangement, which eliminated the Company's liability for the lease in the event that Anadys were to default on its sublease obligations. In consideration for such arrangement, the Company expects to receive $55,000 per month through August 2002 or approximately $1.25 million in the aggregate. If Anadys were to default on its lease agreement or if the Company sold its interest in the lease, the Company would receive less than the $1.25 million. As of December 31, 2000, the Company has recorded $856,000 as the estimated net realizable value of this sublease for the purpose of liquidation basis accounting.

At December 31, 2000, the Company estimates that it will incur approximately $650,000 of costs including management compensation, professional fees, insurance, and facility costs to be incurred during the remaining liquidation period through August 26, 2002. Accrued expenses and other current liabilities consist primarily of costs incurred through June 30, 1999, including severance costs and other operating costs incurred prior to the liquidation of the Company.

RESULTS OF OPERATIONS

Changes in Net Assets in Liquidation for the Twelve Months ended December 31,
2000

Net assets in liquidation decreased in 2000 by approximately $14 million. This decrease was primarily due to cash distributions to shareholders of approximately $11.5 million and changes in liquidation basis accounting estimates. The primary changes in liquidation basis accounting estimates included decreases in the net realizable value of Cantab Stock of approximately $1.6 million, the estimated milestone and royalty receivable from Cantab of $1.5 million and the estimated costs to be incurred during liquidation period of approximately $200,000. The milestone and royalty receivable reduction is due to the uncertainty surrounding Cantab's future resulting from the discontinuance of certain Cantab programs announced in the fourth quarter of 2000 and the delay by Cantab in the development of the nicotine and cocaine programs. While based on the aforementioned business issues, the reduction in the milestone and royalty receivable and the balance at December 31, 2000 was based on subjective judgements by management of the Company. The decrease in estimated costs to be incurred during liquidation of approximately $200,000 is primarily due to the Company's revised estimates of the various potential future costs expected to be incurred through the liquidation period. No single item constituted the majority of the decrease.

Changes in Net Assets in Liquidation for the Six Months ended December 31,1999

Net assets in liquidation decreased by approximately $32 million. This decrease was primarily due to a cash distribution to shareholders of approximately $39.9 million, offset by an estimated increase in the net realizable value of the Cantab stock of $7 million.

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

The Company no longer satisfies the requirements for listing of its common stock on the Nasdaq National Market ("Nasdaq"). The Company was delisted on January 22, 2000. Because Nasdaq has delisted the Company's common stock, the ability of stockholders to buy and sell shares may be materially impaired.

The Company's common stock is now traded on the Nasdaq over-the-counter bulletin board. Trading in the Company's common stock will cease altogether upon the earlier of (i) a final liquidating distribution either to the Company's stockholders or to a liquidating trust or (ii) August 27, 2002.

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

The Company sold certain assets related to its drugs of addiction vaccine programs for the treatment of nicotine and cocaine addiction to Cantab. ImmuLogic is entitled to receive up to $11 million in additional payments if Cantab achieves certain milestones in its cocaine and nicotine clinical development. These payments may, at the option of Cantab, be paid in ADSs. In addition, the ADSs which may be issued to the Company, are subject to extreme price and volume fluctuations. Furthermore, the value of these ADSs, if any, will depend upon the relative success of Cantab and cannot be determined at this time.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Stockholders of ImmuLogic Pharmaceutical
Corporation:

We have audited the accompanying consolidated statements of net assets in liquidation of ImmuLogic Pharmaceutical Corporation (the "Company") as of December 31, 2000 and 1999, and the related consolidated statements of changes in net assets in liquidation for the year ended December 31, 2000 and the six months ended December 31, 1999. In addition, we have audited the consolidated statements of operations, cash flows and stockholders' equity for the six months ended June 30, 1999 and the year ended December 31, 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the net assets in liquidation of ImmuLogic Pharmaceutical Corporation at December 31, 2000 and 1999, the changes in its net assets in liquidation for the year ended December 31, 2000 and the six months ended December 31, 1999 and the results of its operations and its cash flows for the six months ended June 30, 1999 and the year ended December 31, 1998 in conformity with accounting principles generally accepted in the United States of America on the bases described in the preceding paragraph.


                                                 /s/ PRICEWATERHOUSECOOPERS LLP
                                                 -------------------------------
                                                     PRICEWATERHOUSECOOPERS LLP

February 6, 2001

IMMULOGIC PHARMACEUTICAL CORPORATION
CONSOLIDATED STATEMENTS OF NET ASSETS IN LIQUIDATION
(IN THOUSANDS)


                                                                DECEMBER 31,    DECEMBER 31,
                                                                    2000            1999
                                                                ------------    ------------
                                     ASSETS

Cash and cash equivalents                                         $ 1,009          $ 2,168
Cantab stock                                                           --           12,000
Milestones and royalties receivable                                 1,500            3,000
Landlord receivable                                                   856            1,400
Other assets                                                           84               53
                                                                  -------          -------

        Total assets                                              $ 3,449          $18,621
                                                                  -------          -------

                                   LIABILITIES

Estimated costs to be incurred during liquidation period              650            1,215
Accounts payable and accrued expenses                                 107              505

                                                                  -------          -------
        Total liabilities                                             757            1,720

                                                                  -------          -------

NET ASSETS IN LIQUIDATION                                         $ 2,692          $16,901
                                                                  =======          =======


    The accompanying notes are an integral part of the consolidated financial statements.

IMMULOGIC PHARMACEUTICAL CORPORATION
CONSOLIDATED STATEMENTS OF CHANGES IN NET ASSETS IN LIQUIDATION
(IN THOUSANDS)

                                                                     TWELVE MONTHS         SIX MONTHS
                                                                         ENDED                ENDED
                                                                      DECEMBER 31,        DECEMBER 31,
                                                                          2000                1999
                                                                     -------------        ------------

Net assets in liquidation, beginning of period                          $ 16,901           $ 48,943

Cash distribution to shareholders                                        (11,509)           (39,868)

Other net changes in cash and cash equivalents                            10,350                115

Cash received from milestones                                                 --               (300)

Cash received from landlord                                                 (544)              (272)

Net cash received from the sale of Cantab stock                          (10,364)                --

Net change in other assets and liabilities                                  (133)                --

Payment of estimated costs to be incurred and accrued expenses
                                                                             759              1,283


CHANGES IN LIQUIDATION BASIS ACCOUNTING
ESTIMATES:

Increase (decrease) in estimated net realizable value of
Cantab stock                                                              (1,636)             7,000

Decrease in estimated costs to be incurred during the
liquidation period                                                           204                 --

Decrease in milestones and royalty receivable                             (1,500)                --

Increase in investment income receivable                                     164                 --
                                                                        --------           --------


Net assets in liquidation December 31, 2000                             $  2,692           $ 16,901
                                                                        ========           ========


    The accompanying notes are an integral part of the consolidated financial statements.

IMMULOGIC PHARMACEUTICAL CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS (GOING CONCERN BASIS)
(IN THOUSANDS), EXCEPT PER SHARE DATA

                                                                                      YEAR ENDED
                                                             SIX MONTHS ENDED        DECEMBER 31,
                                                             ------------------------------------
                                                              JUNE 30, 1999              1998
                                                             ------------------------------------

Revenues:
     Sponsored research revenues                              $      1,088           $      1,145
      Sale of programs                                                  --                  3,000
      License revenues                                                  --                    200
                                                              ------------           ------------
         Total revenues                                              1,088                  4,345
                                                              ------------           ------------
Operating expenses:
     Proprietary research and development                               --                  4,053
     Sponsored research and development                              1,088                  1,145
      General and administrative                                     2,179                  2,161
     Loss on leasehold improvements, net                               966                     --
                                                              ------------           ------------
         Total operating expenses                                    4,233                  7,359
                                                              ------------           ------------
Operating loss                                                      (3,145)                (3,014)
Interest income                                                      1,085                  2,704
                                                              ------------           ------------
Net loss                                                      $     (2,060)          $       (310)
                                                              ------------           ------------
Basic and diluted net loss per common share                   $      (0.10)          $      (0.02)
                                                              ------------           ------------
Weighted average number of common shares outstanding
                                                                20,376,323             20,362,157
                                                              ------------           ------------
Comprehensive loss:
Net loss                                                      $     (2,060)          $       (310)
Other comprehensive loss:
Unrealized loss on Cantab stock                                       (871)                    --
                                                              ------------           ------------
Comprehensive loss                                            $     (2,931)          $       (310)
                                                              ------------           ------------


    The accompanying notes are an integral part of the consolidated financial statements.

IMMULOGIC PHARMACEUTICAL CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS  (GOING CONCERN BASIS)
(In thousands)

                                                                                       YEAR ENDED
                                                                SIX MONTHS ENDED      DECEMBER 31,
                                                                ----------------------------------
                                                                 JUNE 30, 1999           1998
                                                                ----------------------------------
Cash flows for operating activities:
     Net loss                                                       $ (2,060)          $   (310)
     Adjustments to reconcile net loss to net cash used in
     operating activities:
         Depreciation and amortization                                    72                680
         Write-off of leasehold improvements                           1,446                201
         Shares issued for 401(k) employer match                          11                 48
         Gain on sale of equipment                                       (14)               (70)
Changes in assets and liabilities:
     Prepaid expenses and other assets                                   219             (2,790)
     Accounts payable and accrued expenses                               331             (3,082)
      Reduction in deferred rent                                        (616)                --
     Other current and long-term liabilities                            (325)               (50)
                                                                    --------           --------
         Total adjustments                                             1,124             (5,064)
                                                                    --------           --------
Net cash used in operating activities                                   (936)            (5,373)
Cash flows from investing activities:
      Purchase of Cantab stock                                        (6,000)                --
      Rent received for leasehold improvements                           463                480
     Proceeds from sale of equipment                                     133              1,227
     Purchase of short-term investments                                   --            (23,934)
     Redemption of short-term investments                              8,219             34,783
     Purchase of long-term investments                                    --             (2,871)
     Redemption of long-term investments                               4,142              6,107
                                                                    --------           --------
Net cash provided by investing activities                              6,957             15,792
Cash flows from financing activities:
     Proceeds from exercise of stock options                               1                 --
                                                                    --------           --------
Net cash provided by financing activities                                  1                 --
                                                                    --------           --------
Net increase (decrease) in cash and cash equivalents                   6,022             10,419
Cash and cash equivalents at beginning of period                      18,856              8,437
                                                                    --------           --------
Cash and cash equivalents at end of period                          $ 24,878           $ 18,856
                                                                    --------           --------


    The accompanying notes are an integral part of the consolidated financial statements.

IMMULOGIC PHARMACEUTICAL CORPORATION
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (GOING CONCERN BASIS)

                                   No. of Shares of         Common        Additional      Unrealized   Accumulated     Total Stock-
                                       Common Stock          Stock           Paid-in  Loss on Cantab       Deficit  holders' Equity
                                                                             Capital           Stock
BALANCE AT DECEMBER 31, 1997           20,340,727          203,407       185,250,346           --     (131,434,613)      54,019,140

401(k) employer match                      26,945              270            48,167                                         48,437
Net loss                                                                                                  (309,574)        (309,574)
                                   ================================================================================================
BALANCE AT DECEMBER 31, 1998           20,367,672          203,677       185,298,513           --     (131,744,187)      53,758,003

Exercise of common stock options            1,750               17             1,383                                          1,400
401(k) employer match                       8,624               86            10,435                                         10,521
Unrealized loss on Cantab stock                                                          (871,658)                         (871,658)
Net loss                                                                                                (2,059,558)      (2,059,558)
                                   ------------------------------------------------------------------------------------------------
BALANCE AT JUNE 30, 1999               20,378,046      $   203,780      $185,310,331    $(871,658)   $(133,803,745)     $50,838,708
                                   ================================================================================================


    The accompanying notes are an integral part of the consolidated financial statements.

IMMULOGIC PHARMACEUTICAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

A.   NATURE OF BUSINESS

     ImmuLogic Pharmaceutical Corporation ("ImmuLogic" or the "Company") is a company which was in the biopharmaceutical industry to develop novel products with a primary emphasis on the diagnosis and treatment of allergies and on the immunological treatment of addiction. Since inception, the Company did not derive any revenues from product sales and has incurred significant operating losses.

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

B.   LIQUIDATION BASIS OF ACCOUNTING

     The consolidated financial statements for fiscal 1998 and for the six months ended June 30, 1999 were prepared on the going concern basis of accounting which contemplates realization of assets and satisfaction of liabilities in the normal course of business. As a result of the adoption of the Plan and the imminent nature of the liquidation, the Company adopted the liquidation basis of accounting effective July 1, 1999. This basis of accounting is considered appropriate when, among other things, liquidation of a company appears imminent and the net realizable value of assets are reasonably determinable. Under this basis of accounting, assets are valued at their estimated net realizable values and liabilities are valued at their estimated settlement amounts. The conversion from the going concern to liquidation basis of accounting has required management to make significant estimates and judgements. In order to record assets at estimated net realizable value and liabilities at estimated settlement amounts under liquidation basis accounting, on July 1, 1999 the Company recorded the following adjustments: recorded a $3.1 million decrease in the value of the Cantab stock, recorded a $3.2 million receivable for milestones and royalties, and recorded an accrual of $1.3 million for costs to be incurred during the liquidation period. Due to the significant increase in the trading value of the Cantab stock in the fourth quarter of 1999, the Company recorded an adjustment to increase the net estimated realizable value of the Cantab stock from $5 million to $12 million. In 2000 the Company sold its entire position in Cantab for approximately $10,364,000. Additionally in 2000, the Company reduced the estimated receivable for milestones and royalties by $1.5 million and decreased its estimate for estimated costs to be incurred by $204,000 to $650,000 for the remainder of the liquidation period through August 26, 2002. The decrease in estimated costs to be incurred during liquidation of approximately $200,000 is primarily due to the Company's revised estimates of the various potential future costs expected to be incurred through the liquidation period.

     The amount and timing of future liquidating distributions will depend upon a variety of factors including, but not limited to, the actual proceeds from the sale of any of the Company's net assets, the ultimate settlement amounts of the Company's liabilities and obligations, actual costs incurred in connection with carrying out the Plan, including management fees and administrative costs during the liquidation period, and the timing of the liquidation and dissolution. A summary of significant estimates and judgements utilized in preparation of the December 31, 2000 consolidated financial statements on a liquidation basis follows:

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

               Cocaine............................Phase II  $2 million
               Nicotine...........................Phase I   $3 million
               Nicotine...........................Phase II  $6 million

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

     The Company estimates that the range of value to be received from these milestones and royalties to be $0 to $11 million based on the contract terms. During 2000 the Company has reduced the net realizable value of these milestones from the $3 million recorded as of December 31, 1999 to $1.5 million. This reduction is due to the uncertainty surrounding Cantab's future resulting from the discontinuance of certain Cantab programs announced in the fourth quarter of 2000 and the delay by Cantab in the development of the nicotine and cocaine programs. While based on the aforementioned business issues, the reduction in the milestone and royalty receivable and the balance at December 31, 2000 was based on subjective judgements by management of the Company.

     Cash Distribution

     On September 1, 1999, the Company returned to its stockholders the sum of $39.9 million (or $1.94 per share, based on 20,550,773 shares of Common Stock currently outstanding) to stockholders of record as of August 25, 1999. On September 1, 2000 the Company returned to its stockholders the sum of $9.7 million (or $.47 per share, based on 20,550,773 shares of Common Stock currently outstanding) to stockholders of record as of August 25, 2000. On December 2, 2000 the Company returned to its stockholders the sum of $1.85 million (or $.09 per share, based on 20,550,773 shares of Common Stock currently outstanding) to stockholders of record as of November 30, 2000. Future distributions to stockholders would be made by the Board of Directors of the Company as the Company's net assets are converted to cash. The actual amount and timing of future distributions cannot be predicted at this time. The Company intends to distribute pro rata to its stockholders, in cash or in-kind, or sell or otherwise dispose of, all of its property and net assets. The liquidation should be concluded prior to August 27, 2002 by a final liquidating distribution either directly to the stockholders or to one or more liquidating trusts. Details regarding the plan to liquidate and dissolve the Company can be found in the Company's 1999 Proxy Statement filed with the Securities and Exchange Commission and mailed to stockholders on July 15, 1999.

     Landlord Receivable

     In February 1998, the Company entered into a phased sublease agreement with Anadys Pharmaceuticals, Inc. (formerly Scriptgen Pharmaceuticals, Inc.) for the Company's 85,000 square foot headquarters and research and development facility located in Waltham, Massachusetts. The entire facility was subleased to Anadys effective August 1, 1999. Under the terms of the sublease, Anadys has assumed the Company's obligation under the lease in addition to reimbursing the Company for a portion of the Company's leasehold improvements. The Company negotiated with the landlord and Anadys an arrangement, which eliminated the Company's liability for the lease in the event that Anadys were to default on its sublease obligations. In consideration for such arrangement, the Company expects to receive $55,000 per month through August of 2002 or approximately $1.25 million in the aggregate. If Anadys were to default on its lease agreement or if the Company sold its interest in the lease, the Company would receive less than or none of the $1.25 million. As of December 31, 2000, the Company has recorded $856,000 as the estimated net realizable value for the purpose of liquidation basis accounting.

     Liabilities

     At December 31, 2000, the Company estimates that there are $650,000 of costs remaining to be incurred during the remaining liquidation period through August 26, 2002.

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

     CASH

     As of December 31, 2000, the Company had cash and cash equivalents of $1,009,000 invested primarily in money market funds.

     REVENUE RECOGNITION

     Payments associated with rights to license or sublicense the Company's technology were recognized as revenue when payments were received. Payments in connection with sponsored research and the sale of programs were recognized as revenue when earned under the terms of the agreements.

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

     The basic loss per common share, for periods prior to July 1, 1999 was computed based upon the weighted average number of common shares outstanding. The Company had 0, 0, and 1,532,018 options outstanding at December 31, 2000, 1999 and 1998, respectively. These options were not included in the calculation of dilutive common equivalent shares however, since the effect of their inclusion would have been anti-dilutive.

D.   PROPERTY AND EQUIPMENT

     During 1999, all of the Company's equipment and furniture was sold. In addition, the Company recorded a loss on leasehold improvements in the amount of $1,446,000 to record the leaseholds at their net realizable value for liquidation basis accounting.

     Depreciation and amortization expense associated with property and equipment was approximately $72,000, and $680,000, 1999 and 1998, respectively.

E.   STOCKHOLDERS' EQUITY

     COMMON STOCK

     At December 31, there were 20,550,773 common shares issued and outstanding for the years 2000 and 1999, respectively.

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

     Preferred Stock purchasable upon exercise of the Rights will not be redeemable. Each share of Preferred Stock will be entitled to a minimum preferential quarterly dividend payment of $10 per share and will be entitled to an aggregate dividend of 1,000 times the dividend declared per share on Common Stock. In the event of liquidation, the holders of the Preferred Stock will be entitled to a minimum preferential liquidation payment of $1,000 per share and will be entitled to an aggregate payment of 1,000 times the payment made per share of Common Stock. Each share of Preferred Stock will have 1,000 votes, voting together with the Common Stock. Finally, in the event of any merger, consolidation, or other transaction in which Common Stock is exchanged, each share of Preferred Stock will be entitled to receive 1,000 times the amount received per share of Common Stock. These rights are subject to adjustment for any stock split, stock dividend, recapitalization, or similar event. At December 31, 2000, 20,550,773 preferred stock purchase rights were outstanding.

     STOCK OPTIONS

     As of December 31, 2000, there were no stock options outstanding. The Company's stock option plan activity is summarized as follows:

                                                  Number         Weighted Average
                                                of Options        Exercise Price
     ----------------------------------------------------------------------------
     Outstanding at December 31, 1997            1,993,218           $   8.25
       Granted during 1998                         313,000               1.44
       Exercised during 1998                            --                 --
       Canceled during 1998                       (774,200)              9.17
                                                ----------           --------
     Outstanding at December 31, 1998            1,532,018               7.98
       Granted during 1999                              --                 --
       Exercised during 1999                      (174,477)              1.44
       Canceled during 1999                     (1,357,541)              7.03
                                                ----------           --------
     Outstanding at December 31, 1999                   --           $     --
       Granted during 2000                              --                 --
       Exercised during 2000                            --                 --
       Canceled during 2000                             --                 --
                                                ----------           --------
     Outstanding at December 31, 2000                   --           $     --
                                                ==========           ========

F.   EMPLOYEE BENEFITS
     The Company had a 401(k) savings plan (the Plan) which was available to all of its qualified permanent employees. Participants could contribute up to 15 percent of their annual compensation to the Plan, subject to certain limitations. The employer match to the Plan was in the form of Company Common Stock and was calculated as the lesser of up to one-half of six percent of a participant's total compensation or $2,000 annually in value of Common Stock. The fair market value on the date of issuance of the Common Stock pursuant to the matching contributions totaled approximately $11,000 and $25,000 in 1999 and 1998, respectively. Due to the Company's liquidation, the Plan was terminated during 1999. The Company has distributed the assets of the Plan.

G.   INCOME TAXES
     At December 31, 2000 the Company had available for federal income tax purposes net operating loss carryforwards of approximately $137,000,000 expiring in the years 2002 through 2019, which are available to reduce future federal taxable income. The Company also has available research and experimentation tax credits of approximately $3,700,000 at December 31, 2000, expiring in the years 2002 through 2018. The net operating loss carryforwards are subject to limitation in any given year in the event of significant changes in ownership. The Company has established a valuation reserve against the entire deferred tax asset arising from these carryforwards due to the uncertainty of earning sufficient taxable income and accordingly, has not given recognition to these tax benefits in the accompanying financial statements. The Company does not believe these operating loss carryforwards have material value and any benefit relating to these operating losses could be lost due to failure to meet the continuity of business requirements.

     Significant components of the Company's deferred tax assets and liabilities are as follows:

                                                                      DECEMBER 31,
                                                               2000                   1999
----------------------------------------------------------------------------------------------
Deferred tax assets and liabilities:
  Net operating loss and tax credit carryforwards          $ 54,723,900           $ 60,369,608
  Accrued expenses                                              302,800                612,000
  Accrued revenue                                              (942,404)            (1,760,000)
  Other                                                           9,054                 12,482
                                                           ------------           ------------
Total deferred tax assets and liabilities                    54,093,350             59,234,090
                                                           ------------           ------------

Valuation allowance                                         (54,093,350)           (59,234,090)
                                                           ------------           ------------

Net deferred tax assets and liabilities                    $         --           $         --
                                                           ============           ============


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The following table sets forth the names, ages and positions of the executive officers and directors of the Company as of January 31, 2001.

     Name                            Age      Position
     ----                            ---      --------

     J. Richard Crowley              45       Director, President, Secretary and
                                              Treasurer of the Company

     Carl S. Goldfischer, M.D.       42       Director

     Daniel J. Korpolinski           58       Director

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

     Dr. Carl S. Goldfischer became a member of the Company's Board of Directors in March 1997. Dr. Goldfischer is currently a private investor. From May 1996 until December 2000, Dr. Goldfischer served as Vice President, Finance and Strategic Planning and Chief Financial Officer of ImClone Systems, Inc., a publicly held biotechnology company. From June 1994 until May 1996, Dr. Goldfischer served as a health care analyst with Reliance Insurance, an insurance company. From June 1991 until June 1994, Dr. Goldfischer was Director of Research for D. Blech & Co., a securities firm. Dr. Goldfischer received a doctorate of medicine from Albert Einstein College of Medicine in 1988 and served as a resident in radiation oncology at Montefiore Hospital of the Albert Einstein College of Medicine until 1991.

     Daniel L. Korpolinski became a member of the Company's Board of Directors in September 1999. Mr. Korpolinski is currently the President and Chief Executive Officer of StressGen Biotechnologies. From August 1998 to January 2000 Mr. Korpolinski served as the President and Chief Executive Officer, and a director, of Copley Pharmaceutical Inc., a publicly held pharmaceutical company. From June 1996 to August 1998, Mr. Korpolinski served as President and Chief Executive Officer of Prodromics On Line, a health informatics company with databases for the diagnosis of mental and physical disease. From October 1991 to June 1996, Mr. Korpolinski served as President and Chief Executive Officer of CoCensys, Inc., a biopharmaceutical company.

Item 11. EXECUTIVE COMPENSATION

     SUMMARY COMPENSATION TABLE

     The following sets forth certain information regarding compensation paid during each of the Company's last three fiscal years to each person who served as the Company's sole executive officer (the "Named Executive Officer").

                           SUMMARY COMPENSATION TABLE


                                                                                  LONG-TERM
                                                                                 COMPENSATION
                                                                                    AWARDS
                                                                                SHARES SUBJECT
NAME AND PRINCIPAL                          ANNUAL COMPENSATION                    TO OPTIONS        ALL OTHER
POSITION                          YEAR           SALARY             BONUS           GRANTED       COMPENSATION(1)
------------------                ----      -------------------     -----       --------------    ---------------

J. Richard Crowley                2000          $170,573          $ 25,000                --             --
President, Secretary and          1999           176,386            43,000                --             --
Treasurer(1)                      1998           101,386                --            17,273(2)          --

--------------------------------------------------------------------------------

(1) Mr. Crowley joined the Company as interim Chief Financial Officer in 1997. Mr. Crowley was appointed President, Secretary and Treasurer effective April 1, 1999. Mr. Crowley also serves on the Company's Board of Directors.

(2)  Mr. Crowley agreed to the termination of his options in April 1999.

                        OPTION GRANTS IN LAST FISCAL YEAR

     No options were granted to the Named Executive Officer in 2000.

                 AGGREGATE OPTION EXERCISES IN LAST FISCAL YEAR
                      AND OPTION VALUES AT FISCAL YEAR-END

     The Named Executive Officer held no unexercised options at December 31,
2000.


EMPLOYMENT, TERMINATION AND CHANGE-IN-CONTROL ARRANGEMENTS

     The Company entered into an employment agreement with its former CEO, Dr. Joseph Marr on July 3, 1996, as amended, relating to the obligations of the Company to Dr. Marr in the event of termination of his employment. The agreement provided that if the Company terminated Dr. Marr's employment for cause, the Company would be obligated to pay Dr. Marr his compensation and benefits through the last day of his actual employment. If Dr. Marr terminated his employment for "good reason" (as defined in the agreement), or his employment was terminated (other than for "cause," as defined in the agreement) upon a "change in control" (as defined in the agreement), Dr. Marr would receive a lump-sum cash payment equal to 12 months of compensation at the level of compensation immediately prior to termination (the "Base Compensation"). In addition, Dr. Marr would be eligible to receive an amount equal to the Base Compensation in accordance with the Company's normal payroll procedures beginning 12 months after the date of termination and ending 24 months after the date of termination. Compensation paid during this 12-month period would be offset by other compensation earned in an employment or consulting arrangement during such period. Furthermore, the Company would continue to provide medical and other benefits to Dr. Marr for a period of up to 24 months. Finally, all unvested stock options held by Dr. Marr would vest upon termination and would be exercisable for 12-months after the date of termination. At the request of the Board of Directors and as a result of the significant diminution of his responsibilities, Dr. Marr resigned from the Company for "good reason" effective April 1, 1999 and is entitled to receive amounts payable under this agreement, including acceleration in full of the vesting of all options held by him, which were subsequently cancelled in December 1999 by letter agreement between the Company and Dr. Marr.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

     No member of the Compensation Committee of the Board of Directors of the Company was at any time during 2000, or formerly, an officer or employee of the Company or any subsidiary of the Company, nor has any member of the Compensation Committee had any relationship with the Company requiring disclosure under Item 404 of Regulation S-K under the Securities Exchange Act of 1934 (as amended, the "Exchange Act"). No executive officer of the Company has served as a director or member of the Compensation Committee (or other Committee serving an equivalent function) of any other entity, whose executive officers served as a director of or member of the Compensation Committee of the Company.

COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

     Section 16(a) of the Exchange Act and regulations of the Securities and Exchange Commission (the "Commission") thereunder require the Company's executive officers and directors, and persons who own more than ten percent of a registered class of the Company's equity securities, to file reports of initial ownership and changes in ownership with the Commission and the National Association of Securities Dealers, Inc. Such officers, directors and ten-percent stockholders are also required by the rules of the Commission to furnish the Company with copies of all Section 16(a) forms they file. Based solely on its review of the copies of such forms received by it, or written representations from certain reporting persons that no other reports were required for such persons, the Company believes that, during or with respect to the period from January 1, 2000 to December 31, 2000, all of its executive officers, directors and ten-percent stockholders complied with their Section 16(a) filing obligations.

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The following table sets forth certain information, as of January 31, 2001, (except as otherwise noted), with respect to the beneficial ownership of the shares of Common Stock by (i) each person known by the Company to own beneficially more than 5% of the outstanding shares of Common Stock, (ii) each current director of the Company, (iii) each of the Named Executive Officers of the Company, and (iv) all directors and executive officers of the Company as a group.


                                                                                    PERCENTAGE OF
         NAME AND ADDRESS OF                          SHARES OF COMMON STOCK        OUTSTANDING
         BENEFICIAL OWNER                             BENEFICIALLY OWNED(1)         COMMON STOCK(2)
         -------------------                          ----------------------        ---------------
5% Stockholders

Carl C. Ichan (3)
  c/o Ichan Associates Corp.                                3,006,000                   14.63%
  767 Fifth Avenue, 47th Floor
  New York, NY 10153

State of Wisconsin Investment Board(4)                      2,211,500                   10.76%
  Lake Terrace
  121 East Wilson Street
  Madison, WI 53703


Directors and Named Executive Officers

Carl S. Goldfischer, M.D                                            0                       0%

Daniel J. Korpolinski                                               0                       0%

J. Richard Crowley                                                  0                       0%
  President, Secretary and Treasurer;
  Director

All directors and executive officers as a group (3
persons)                                                            0                       0%

--------------------------------------------------------------------------------

(1) The inclusion herein of any shares of Common Stock deemed beneficially owned does not constitute an admission of beneficial ownership of those shares. Unless otherwise indicated, each stockholder referred to above has sole voting and investment power with respect to the shares listed. The number of shares of Common Stock beneficially owned by each director and executive officer is determined under the rules of the Commission and the information is not necessarily indicative of beneficial ownership for any other purpose. Under such rules, beneficial ownership includes any shares as to which each executive officer has sole or shared voting power or investment power and also any shares of Common Stock into which any options held by such executive officer are exercisable within 60 days after January 31, 2001.

(2) Based upon 20,550,773 shares of Common Stock outstanding as of January 31, 2001.

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

PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(A)      Documents filed as part of this report:

         1.  FINANCIAL STATEMENTS
             The following financial statements are included in Part II Item 8 filed as part of this Form 10-K:

             Report of Independent Accounts

             Consolidated Statement of Net Assets in Liquidation as of December 31, 2000 and 1999

             Consolidated Statement of Changes in Net Assets in Liquidation for the year ended December 31, 2000 and for the six months ended December 31, 1999

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

         3.  EXHIBITS REQUIRED BY ITEM 601 OF REGULATION S-K
             The Exhibit Index is set forth on page 35 of this Form 10-K immediately preceding the exhibits filed as part of this annual report on Form 10-K and is incorporated by reference herein.

(B)      Reports filed on Form 8-K for the quarter ended December 31, 2000.

         None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       IMMULOGIC PHARMACEUTICAL CORPORATION

                                       By: /s/ J. Richard Crowley
                                           -------------------------------------
                                           J. Richard Crowley
                                           President, Secretary and Treasurer

Date:  March 20, 2001


Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

        SIGNATURE                            DATE                             TITLE


                                        March 20, 2001           President, Secretary and Treasurer
------------------------------                                   (Principal Exec. and Financial Officer)
J. Richard Crowley


                                        March 20, 2001           Director
------------------------------
Carl S. Goldfischer


                                        March 20, 2001           Director
------------------------------
Daniel Korpolinski

EXHIBIT INDEX

IMMULOGIC PHARMACEUTICAL CORPORATION
ANNUAL REPORT
FORM 10-K - 2000

EXHIBIT NO.    DESCRIPTION
-------------------------------------------------------------------------------------

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

 10.41(7)      License Agreement, dated June 16, 1998, by and between the
               Registrant and Heska Corporation.

 10.42(8)      Purchase Agreement, dated December 18, 1998, by and between the
               Registrant and Cantab Pharmaceuticals plc.

 10.43(9) Amendment to the License Agreement, dated June 16, 1998, by and between the Registrant and Heska Corporation.

 10.44(9) Amendment to the Office Lease, dated November 13, 1991, by and between the Registrant and Lincoln Street Trust.

 10.45(9)      Letter Agreement dated July 30, 1999 by and between the
               Registrant and Lincoln Street Trust.

 21.01(1)      Subsidiaries of the Registrant.

--------------------------------------------------------------------------------

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

(7) Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1998.

(8) Incorporated by reference to the Company's Current Report on Form 8-K dated February 2, 1999.

(9) Incorporated by reference to the Company's Annual Report on Form 10-K dated March 30, 2000.

     The Company will furnish copies of any of the above exhibits at reasonable cost to its shareholders and upon written request to Investor Relations, 12 Alfred Street, Suite 300, Woburn, MA 01801.