Form 10-Q
period 2001-03-31
IMMULOGIC PHARMACEUTICAL CORP /DE
filed 2001-05-11
CIK 873731

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

    For the period ended March 31, 2001

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

    For the transition period from ____________________ to _____________________

                         Commission File Number 0-19117


                      IMMULOGIC PHARMACEUTICAL CORPORATION
             (Exact name of registrant as specified in its charter)


          Delaware                                       13-3397957
-------------------------------             ------------------------------------
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
 incorporation or organization)

12 ALFRED STREET, SUITE 300, WOBURN, MA                    01801
----------------------------------------                ----------
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

                                                            Yes _X_   No ___

     Number of shares of $.01 par value common stock outstanding as of April 28, 2001 - 20,550,773

--------------------------------------------------------------------------------

                      IMMULOGIC PHARMACEUTICAL CORPORATION

                               INDEX TO FORM 10-Q


                                                                                                       Page No.
PART I.             FINANCIAL INFORMATION

Item 1. Unaudited, Condensed Consolidated Financial Statements and Notes

                    Unaudited, Condensed Consolidated Statements of Net Assets in
                    Liquidation As of March 31, 2001 and December 31, 2000                                3

                    Unaudited, Condensed Consolidated Statements of Changes in Net
                    Assets in Liquidation for the Three Months Ended March 31, 2001
                    and March 31, 2000                                                                    4

                    Notes to Unaudited, Condensed Consolidated Financial Statements                       5

Item 2.             Management's Discussion and Analysis of Financial
                    Condition and Results of Operations                                                   7

Item 3.             Quantitative and Qualitative Disclosure About Market Risk                             9

PART II.            OTHER INFORMATION

Item 6.             Reports on Form 8-K                                                                   10

SIGNATURES                                                                                                11

                          PART I. FINANCIAL INFORMATION


Item 1. Condensed Consolidated Financial Statements


                      IMMULOGIC PHARMACEUTICAL CORPORATION
    CONDENSED CONSOLIDATED STATEMENT OF NET ASSETS IN LIQUIDATION (UNAUDITED)
                                 (in thousands)


                                                                 March 31,     December 31,
                                                                   2001            2000
                                                                 ---------     ------------

ASSETS

Cash and cash equivalents                                         $  982          $1,009
Milestones and royalties                                           1,500           1,500
Landlord receivable                                                  693             856
Other assets                                                          71              84
                                                                  ------          ------

        Total assets                                              $3,246          $3,449
                                                                  ------          ------

LIABILITIES

Estimated costs to be incurred during liquidation period          $  528          $  650
Accounts payable and accrued expenses                                 26             107
                                                                  ------          ------
        Total liabilities                                            554             757
                                                                  ------          ------

NET ASSETS IN LIQUIDATION                                         $2,692          $2,692
                                                                  ======          ======

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

                      IMMULOGIC PHARMACEUTICAL CORPORATION
                       CONDENSED CONSOLIDATED STATEMENT OF
                      CHANGES IN NET ASSETS IN LIQUIDATION
                                   (UNAUDITED)
                                 (in thousands)


                                                                     THREE MONTHS         THREE MONTHS
                                                                         ENDED                ENDED
                                                                       MARCH 31,            MARCH 31,
                                                                          2001                 2000
                                                                     ------------         ------------

Net assets in liquidation, beginning of period                          $  2,692           $ 16,901

Cash received on investments                                                 (13)               (19)

Cash received from landlord                                                 (163)              (163)

Other net changes in cash and cash equivalents                               (27)                29

Other cash receipts                                                            -                (21)

Payment of estimated costs to be incurred during the
liquidation period and accrued expenses                                      203                174
                                                                        ---------------------------

Net assets in liquidation, end of period                                $  2,692           $ 16,901
                                                                        ===========================

     The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

                      IMMULOGIC PHARMACEUTICAL CORPORATION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 March 31, 2001
                                   (unaudited)

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

The accompanying financial statements, notes and discussions should be read in conjunction with the consolidated financial statements, related notes and discussions contained in the Company's annual report on Form 10-K for the year ended December 31, 2000.

The interim financial information contained herein is unaudited; however, in the opinion of management, all adjustments necessary for the fair presentation of such financial information have been included.

The results for the interim period are not necessarily indicative of the results to be expected for the year ending December 31, 2001.

LIQUIDATION BASIS OF ACCOUNTING

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

The Company estimates that the range of value to be received from these milestones and royalties to be $0 to $11 million based on the contract terms. The Company has an estimated receivable of $1.5 million at March 31, 2001 as the estimated net realizable value for the purpose of liquidation basis accounting, which assumes the realization of one of these milestones. The estimate recorded for the milestones has not changed since December 31, 2000 because no factors have indicated a change in their net realizable value is appropriate.

LANDLORD RECEIVABLE

In February 1998, the Company entered into a phased sublease agreement with Anadys Pharmaceuticals, Inc. (formerly Scriptgen Pharmaceuticals, Inc.) for the Company's 85,000 square foot headquarters and research and development facility located in Waltham, Massachusetts. The entire facility was subleased to Anadys effective August 1, 1999. Under the terms of the sublease, Anadys has assumed the Company's obligation under the lease in addition to reimbursing the Company for a portion of the Company's leasehold improvements. The Company negotiated with the landlord and Anadys an arrangement, which eliminated the Company's liability for the lease in the event that Anadys were to default on its sublease obligations. In consideration for such arrangement, the Company expects to receive $55,000 per month through August 2002 or approximately $1 million in the aggregate. If Anadys were to default on its lease agreement or if the Company sold its interest in the lease, the Company would receive less than the $1 million. As of March 31, 2001, the Company has recorded $693,000 as the estimated net realizable value of this sublease for the purpose of liquidation basis accounting.

LIABILITIES

At March 31, 2001, the Company estimates that there are $528,000 of costs to be incurred during the remaining liquidation period through August 27, 2002 as compared to $650,000 of costs remaining as of December 31, 2000. The decrease of $122,000 resulted from payments made during the first three months of 2001.

Accounts payable and accrued expenses consist primarily of costs incurred through June 30, 1999, including severance costs and other operating costs incurred prior to the liquidation of the Company. At March 31, 2001, the Company estimates there are approximately $26,000 of severance costs for a former employee who was paid in the second quarter of 2001.

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

On September 1, 1999, the Company returned to its stockholders the sum of $39.9 million (or $1.94 per share, based on 20,550,773 shares of Common Stock currently outstanding) to stockholders of record as of August 25, 1999. On September 1, 2000 the Company returned to its stockholders the sum of $9.7 million (or $.47 per share, based on 20,550,773 shares of Common Stock currently outstanding) to stockholders of record as of August 25, 2000. On December 2, 2000 the Company returned to its stockholders the sum of $1.85 million (or $.09 per share, based on 20,550,773 shares of Common Stock currently outstanding) to stockholders of record as of November 30, 2000. The Company has returned a total of $51.45 million (or $2.50 per share) to its stockholders. Future distributions to stockholders would be made by the Board of Directors of the Company as the Company's net assets are converted to cash. The actual amount and timing of future distributions cannot be predicted at this time. The Company intends to distribute pro rata to its stockholders, in cash or in-kind, or sell or otherwise dispose of, all of its property and net assets. The liquidation should be concluded prior to August 27, 2002 by a final liquidating distribution either directly to the stockholders or to one or more liquidating trusts. Details regarding the plan to liquidate and dissolve the Company can be found in the Company's 1999 Proxy Statement filed with the Securities and Exchange Commission and mailed to stockholders on July 15, 1999.

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

On September 1, 1999, September 1, 2000 and December 2, 2000 the Company returned to its stockholders $39.9 million (or $1.94 per share), $9.7 million (or $.47 per share) and $1.85 million (or $.09 per share), respectively, based on 20,550,773 shares of Common Stock outstanding to stockholders of record as of August 25, 1999, August 25, 2000 and November 30, 2000, respectively. The Company has returned a total of $51.45 million (or $2.50 per share) to its stockholders.

As of March 31, 2001, the Company had cash and cash equivalents of $982,000 invested primarily in money market funds.

FORWARD LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains forward-looking statements. For this purpose, any statements contained herein that are not statements of historical fact may be deemed to be forward-looking statements. Without limiting the foregoing, the words "believes", "anticipates", "plans", "expects", "intends", "estimates", and similar expressions are intended to identify forward-looking statements. There are a number of important factors that could affect the future activities of the Company, including, without limitation, the factors set forth below and those set forth under the heading "Future Results" and elsewhere in the Company's Annual Report on Form 10-K for the year ended December 31, 2000, as filed with the Securities and Exchange Commission, and the information contained in this Quarterly Report on Form 10-Q should be read in light of such factors.

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


     (a)  Reports on Form 8-K:     None.

                                   SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                            IMMULOGIC PHARMACEUTICAL CORPORATION
                                            ------------------------------------
                                                         (Registrant)


Date: 5/11/2001                             /s/ J. Richard Crowley
      ---------                             ------------------------------------
                                            J. Richard Crowley
                                            President, Secretary and Treasurer
                                            (Principal Financial and Accounting
                                            Officer)