Form 10-Q
period 2001-06-30
IMMULOGIC PHARMACEUTICAL CORP /DE
filed 2001-08-13
CIK 873731

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the period ended June 30, 2001

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

       For the transition period from ___________________ to __________________

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

                                                               Yes [X]    No [ ]


Number of shares of $.01 par value common stock outstanding as of July 31, 2001
- 20,550,773

--------------------------------------------------------------------------------

                      IMMULOGIC PHARMACEUTICAL CORPORATION

                               INDEX TO FORM 10-Q


                                                                                           Page No.
PART I.    FINANCIAL INFORMATION

Item 1.    Unaudited, Condensed Consolidated Financial Statements and Notes

           Unaudited, Condensed Consolidated Statements of Net Assets in
           Liquidation As of June 30, 2001 and December 31, 2000                               3

           Unaudited, Condensed Consolidated Statements of Changes in Net
           Assets in Liquidation for the Three and Six Months Ended June 30,
           2001 and 2000                                                                          4

           Notes to Unaudited, Condensed Consolidated Financial Statements                     5

Item 2.    Management's Discussion and Analysis of Financial
           Condition and Results of Operations                                                 7

Item 3.    Quantitative and Qualitative Disclosure About Market Risk                           9

PART II.   OTHER INFORMATION

Item 6.    Reports on Form 8-K                                                                10

SIGNATURES                                                                                    11

                          PART I. FINANCIAL INFORMATION


Item 1. Condensed Consolidated Financial Statements


                      IMMULOGIC PHARMACEUTICAL CORPORATION
   CONDENSED CONSOLIDATED STATEMENTS OF NET ASSETS IN LIQUIDATION (UNAUDITED)
                                 (in thousands)

                                                                 June 30,      December 31,
                                                                   2001            2000
                                                                 --------      ------------
ASSETS

Cash and cash equivalents                                         $1,156          $1,009
Milestones and royalties                                           1,500           1,500
Landlord receivable                                                  770             856
Other assets                                                          60              84
                                                                  ------          ------
        Total assets                                              $3,486          $3,449
                                                                  ------          ------

LIABILITIES

Estimated costs to be incurred during liquidation period          $  498          $  650
Accounts payable and accrued expenses                                 --             107
                                                                  ------          ------
        Total liabilities                                            498             757
                                                                  ------          ------
NET ASSETS IN LIQUIDATION                                         $2,988          $2,692
                                                                  ======          ======


     The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

                      IMMULOGIC PHARMACEUTICAL CORPORATION
                      CONDENSED CONSOLIDATED STATEMENTS OF
                      CHANGES IN NET ASSETS IN LIQUIDATION
                                   (UNAUDITED)
                                 (in thousands)

                                                             THREE              THREE               SIX                SIX
                                                             MONTHS             MONTHS             MONTHS             MONTHS
                                                             ENDED              ENDED              ENDED              ENDED
                                                            JUNE 30,           JUNE 30,           JUNE 30,           JUNE 30,
                                                              2001               2000               2001               2000
                                                            --------           --------           --------           --------
Net assets in liquidation, beginning of period              $  2,692           $ 16,901           $  2,692           $ 16,901

Cash received on investments                                     (11)                (4)               (24)               (23)
Cash received from landlord                                     (217)              (163)              (380)              (326)
Cash received upon sale of Cantab stock                           --             (8,345)                --             (8,345)
Other net changes in cash and cash equivalents                   174              8,255                147              8,284
Other cash receipts                                              (21)               (15)               (21)               (36)
Net changes in accounts payable and accrued
expenses                                                          --                144                 --                195
Payment of estimated costs to be incurred during
the liquidation period and accrued expenses                       76                128                279                251

CHANGES IN LIQUIDATION BASIS ACCOUNTING ESTIMATES:

Increase in net realizable value of Cantab stock                  --              1,415                 --              1,415
Increase in Landlord receivable                                  295                 --                295                 --
Decrease in estimated costs to be incurred during
the liquidation period                                            --                190                 --                190
Increase in investment income                                     --                 80                 --                 80
                                                            --------           --------           --------           --------
Net assets in liquidation, end of period                    $  2,988           $ 18,586           $  2,988           $ 18,586
                                                            ========           ========           ========           ========


     The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

                      IMMULOGIC PHARMACEUTICAL CORPORATION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  June 30, 2001
                                   (unaudited)

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

LIQUIDATION BASIS OF ACCOUNTING

MILESTONES & ROYALTIES

The Company could receive up to a maximum of $11 million in milestone payments contingent upon the successful development to the end of Phase II clinical trials of the Nicotine and Cocaine Programs. The Company sold these programs in 1998 to Cantab Pharmaceuticals plc (Cantab). In the second quarter of 2001, Cantab was acquired by Xenova Group plc (Xenova). The Company would receive the following payments for successful completion of the Phases (as defined in the agreement relating to the sale of the programs to Cantab) as follows:

          Cocaine............................      Phase II      $2 million
          Nicotine...........................      Phase I       $3 million
          Nicotine...........................      Phase II      $6 million

The Company could potentially also receive a share of the net royalties Xenova may receive from vaccine sales proportionate to the level of worldwide product sales achieved. While the Company will attempt to monetize these potential royalty streams, the Company does not anticipate receiving significant value for them and thus has not recorded any net realizable value for the royalty stream.

The Company estimates that the range of value to be received from these milestones and royalties to be $0 to $11 million based on the contract terms. The Company has an estimated receivable of $1.5 million at June 30, 2001 with respect to these milestones and royalties as the estimated net realizable value for the purpose of the liquidation basis accounting, which assumes the settlement of these milestones. The estimate recorded for the milestones has not changed since December 31, 2000 because no significant factors have indicated that a change in their net realizable value is appropriate at this time. The Company will continue to evaluate the net realizable value based upon the progress of the science and the future intentions of Xenova regarding these projects.

LANDLORD RECEIVABLE

In February 1998, the Company entered into a phased sublease agreement with Anadys Pharmaceuticals, Inc. (formerly Scriptgen Pharmaceuticals, Inc.) for the Company's 85,000 square foot headquarters and research and development facility located in Waltham, Massachusetts. The entire facility was subleased to Anadys effective August 1, 1999. Under the terms of the sublease, Anadys has assumed the Company's obligation under the lease in addition to reimbursing the Company for a portion of the Company's leasehold improvements. The Company negotiated with the landlord and Anadys an arrangement which eliminated the Company's liability for the lease in the event that Anadys were to default on its sublease obligations. In consideration for such arrangement, the Company expects to receive approximately $55,000 per month through August 2002 or an aggregate of approximately $870,000. If Anadys were to default on its lease agreement or if the Company sold its interest in the lease, the Company would receive less than the $870,000 remaining to be paid. As of June 30, 2001, the Company has recorded $770,000 as the net realizable value of this receivable for purposes of liquidation basis accounting. This total was determined based on the December 31, 2000 balance of $856,000, less $381,000 in payments received in the first six months of the year, plus an increase in the change in the estimate of the net realizable value of $295,000 for purposes of liquidation accounting.

LIABILITIES

At June 30, 2001, the Company estimates that there are $498,000 of costs to be incurred during the remaining liquidation period through August 27, 2002 as compared to $650,000 of costs remaining as of December 31, 2000. The decrease of $152,000 resulted from payments made during the first six months of 2001.

Accounts payable and accrued expenses consisted primarily of costs incurred through June 30, 1999, including severance costs and other operating costs incurred prior to the liquidation of the Company. As of June 30, 2001, the Company had paid all of the accounts payable and accrued expenses incurred through June 30, 1999.

ITEM 2
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

Since its inception, the Company had focused on the research and clinical development of products to treat allergies, autoimmune diseases, and vaccines for the management of drugs of abuse.

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

The Company has returned a total of $51.45 million (or $2.50 per share) to its stockholders since September 1, 1999. Future distributions to stockholders would be made by the Board of Directors of the Company as the Company's net assets are converted to cash. The actual amount and timing of future distributions cannot be predicted at this time. The Company intends to distribute pro rata to its stockholders, in cash or in-kind, or sell or otherwise dispose of, all of its property and net assets. The liquidation should be concluded prior to August 27, 2002 by a final liquidating distribution either directly to the stockholders or to one or more liquidating trusts. Details regarding the plan to liquidate and dissolve the Company can be found in the Company's 1999 Proxy Statement filed with the Securities and Exchange Commission and mailed to stockholders on July 15, 1999.

LIQUIDITY AND CAPITAL RESOURCES

The Company's primary objectives are to liquidate its net assets in an efficient manner that optimizes the values for such assets and to reduce operating costs. The period of time necessary to liquidate the assets and distribute the proceeds and the amount of proceeds to be received, are subject to significant business, economic and competitive uncertainties and contingencies, many of which are beyond the Company's control.

The Company has returned a total of $51.45 million (or $2.50 per share) to its stockholders since September 1, 1999.

As of June 30, 2001, the Company had cash and cash equivalents of $1,156,000 invested primarily in money market funds.

At June 30, 2001 the Company recorded an increase in its estimate of the net realizable value of the receivable from Anadys Pharmaceuticals, Inc. in the amount of $295,000. This increase was based on an evaluation on the payment history of Anadys over the past twelve months, as well as factoring in the time period remaining on the lease. As of June 30, 2001, the Company has recorded $770,000 as the estimated net realizable value of this sublease for the purposes of liquidation basis accounting.

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

Any future payments the Company may receive under its agreement with Xenova (formerly Cantab Pharmaceuticals plc) , and, therefore, any future value which may be returned to the Company's stockholders with respect to that agreement, is dependent upon the successful development and commercialization of the products licensed or sold to such companies, as the case may be. The ability of Xenova to develop and commercialize its products is subject to all of the risks and uncertainties inherent in the biotechnology industry, including those associated with the early stage of development of such products, government regulation, competition, patents and proprietary rights, manufacturing and marketing, additional financing requirements and access to capital, product liability and third-party reimbursement. There can be no assurance that any of these products will be successfully developed or commercialized or that the Company will receive any value with respect to them during the liquidation period.

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



                                   IMMULOGIC PHARMACEUTICAL CORPORATION
                                   --------------------------------------------
                                              (Registrant)





Date: 8/13/2001                    /s/ J. Richard Crowley
     -----------                   --------------------------------------------
                                   J. Richard Crowley
                                   President, Secretary and Treasurer
                                   (Principal Financial and Accounting Officer)