Form 10-Q
period 2001-09-30
IMMULOGIC PHARMACEUTICAL CORP /DE
filed 2001-11-14
CIK 873731

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

    For the period ended September 30, 2001

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934
    For the transition period from ___________________ to _____________________


                         Commission File Number 0-19117


                      IMMULOGIC PHARMACEUTICAL CORPORATION
             (Exact name of registrant as specified in its charter)


            Delaware                                        13-3397957
---------------------------------           ------------------------------------
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
incorporation or organization)


 12 Alfred Street, Suite 300, Woburn, MA                       01801
-----------------------------------------                      -----
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

                                                 Yes __X__   No  ____


         Number of shares of $.01 par value common stock outstanding as of October 26, 2001 - 20,550,773

                      IMMULOGIC PHARMACEUTICAL CORPORATION

                               INDEX TO FORM 10-Q



PART I.  FINANCIAL INFORMATION                                          Page No.

Item 1. Unaudited, Condensed Consolidated Financial Statements and Notes

         Unaudited, Condensed Consolidated Statements of Net Assets in
         Liquidation As of September 30, 2001 and December 31, 2000            3

         Unaudited, Condensed Consolidated Statements of Changes in Net
         Assets in Liquidation for the Three and Nine Months Ended
         September 30, 2001 and 2000                                           4

         Notes to Unaudited, Condensed Consolidated Financial Statements       5

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations                                   7

Item 3.  Quantitative and Qualitative Disclosure About Market Risk             9

PART II. OTHER INFORMATION

Item 6.  Reports on Form 8-K                                                  10

SIGNATURES                                                                    11

                          PART I. FINANCIAL INFORMATION


Item 1. Condensed Consolidated Financial Statements


                      IMMULOGIC PHARMACEUTICAL CORPORATION
   CONDENSED CONSOLIDATED STATEMENTS OF NET ASSETS IN LIQUIDATION (UNAUDITED)
                                 (in thousands)


                                                              September 30,     December 31,
                                                                  2001             2000
                                                                  ----             ----
ASSETS

Cash and cash equivalents                                         $1,192          $1,009
Milestones and royalties                                           1,500           1,500
Landlord receivable                                                  607             856
Other assets                                                          51              84
                                                                  ------          ------
          Total assets                                            $3,350          $3,449
                                                                  ------          ------

LIABILITIES

Estimated costs to be incurred during liquidation period          $  362          $  650
Accounts payable and accrued expenses                                  -             107
                                                                  ------          ------
          Total liabilities                                          362             757
                                                                  ------          ------
NET ASSETS IN LIQUIDATION                                         $2,988          $2,692
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

                      IMMULOGIC PHARMACEUTICAL CORPORATION
                      CONDENSED CONSOLIDATED STATEMENTS OF
                      CHANGES IN NET ASSETS IN LIQUIDATION
                                   (UNAUDITED)
                                 (in thousands)


                                                 THREE MONTHS     THREE MONTHS      NINE MONTHS     NINE MONTHS
                                                     ENDED            ENDED            ENDED           ENDED
                                                 SEPTEMBER 30,    SEPTEMBER 30,    SEPTEMBER 30,    SEPTEMBER 30,
                                                     2001             2000              2001            2000
                                                     ----             ----              ----            ----
Net assets in liquidation, beginning of
period                                              $2,988          $ 18,586          $2,692         $ 16,901

Cash distribution to shareholders                        -            (9,659)              -           (9,659)
Cash received on cash and cash equivalents              (9)              (20)            (33)            (161)
Cash received from landlord                           (163)             (109)           (543)            (435)
Net cash received upon sale of Cantab stock              -              (928)              -           (9,273)
Net change in other assets                               -               (34)              -               48
Other net changes in cash and cash equivalents          36               977             183            9,261
Other cash receipts                                      -                 -             (21)               -
Payment of estimated costs to be
incurred during the liquidation period
and accrued expenses                                   136               180             415              626

CHANGES IN LIQUIDATION BASIS ACCOUNTING
ESTIMATES:

Decrease in net realizable value of
Cantab stock                                             -            (3,051)              -           (1,636)

Increase in Landlord receivable                          -                 -             295                -
Decrease in estimated costs to be
incurred during the liquidation period                   -                 -               -              190
Increase in investment income receivable                 -                 -               -               80
                                                    ---------------------------------------------------------
Net assets in liquidation, end of period            $2,988          $  5,942          $2,988         $  5,942
                                                    =========================================================


     The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

                      IMMULOGIC PHARMACEUTICAL CORPORATION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               September 30, 2001
                                   (unaudited)

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

      Cocaine...........................      Phase II     $2 million
      Nicotine..........................      Phase I      $3 million
      Nicotine..........................      Phase II     $6 million

The Company could potentially also receive a share of the net royalties Xenova may receive from vaccine sales proportionate to the level of worldwide product sales achieved. While the Company will attempt to monetize these potential royalty streams, the Company does not anticipate receiving significant value for them and thus has not recorded any net realizable value for the royalty stream.

The Company estimates that the range of value to be received from these milestones and royalties to be $0 to $11 million based on the contract terms. The Company has an estimated receivable of $1.5 million at September 30, 2001 with respect to these milestones and royalties as the estimated net realizable value for the purpose of the liquidation basis accounting, which assumes the settlement of these milestones. The estimate recorded for the milestones has not changed since December 31, 2000 because no significant factors have indicated that a change in their net realizable value is appropriate at this time. The Company will continue to evaluate the net realizable value based upon the progress of the science and the future intentions of Xenova regarding these projects.

LANDLORD RECEIVABLE

In February 1998, the Company entered into a phased sublease agreement with Anadys Pharmaceuticals, Inc. (formerly Scriptgen Pharmaceuticals, Inc.) for the Company's 85,000 square foot headquarters and research and development facility located in Waltham, Massachusetts. The entire facility was subleased to Anadys effective August 1, 1999. Under the terms of the sublease, Anadys has assumed the Company's obligation under the lease in addition to reimbursing the Company for a portion of the Company's leasehold improvements. The Company negotiated with the landlord and Anadys an arrangement which eliminated the Company's liability for the lease in the event that Anadys were to default on its sublease obligations. In consideration for such arrangement, the Company expects to receive approximately $55,000 per month through August 2002 or an aggregate of approximately $705,000. If Anadys were to default on its lease agreement or if the Company sold its interest in the lease, the Company would receive less than the $705,000 remaining to be paid. As of September 30, 2001, the Company has recorded $607,000 as the net realizable value of this receivable for purposes of liquidation basis accounting. This total was determined based on the December 31, 2000 balance of $856,000, less $544,000 in payments received in the first nine months of the year, plus an increase in the change in the estimate of the net realizable value of $295,000 for purposes of liquidation accounting. The change in estimate of $295,000 was recorded during the quarter ending June 30, 2001.

LIABILITIES

At September 30, 2001, the Company estimates that there are approximately $362,000 of costs to be incurred during the remaining liquidation period through August 27, 2002 as compared to $650,000 of costs remaining as of December 31, 2000. The decrease of $288,000 resulted from payments made during the first nine months of 2001.

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

As of September 30, 2001, the Company had cash and cash equivalents of $1,192,000 invested primarily in money market funds. This represents an increase in cash and cash equivalents since December 31, 2000 in the amount of $183,000.

At June 30, 2001 the Company recorded an increase in its estimate of the net realizable value of the receivable from Anadys Pharmaceuticals, Inc. in the amount of $295,000. This increase was based on an evaluation on the payment history of Anadys over the past twelve months, as well as factoring in the time period remaining on the lease. No adjustment has been made for the quarter ending September 30, 2001. As of September 30, 2001, the Company has recorded $607,000 as the estimated net realizable value of this sublease for the purposes of liquidation basis accounting.

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



                                   IMMULOGIC PHARMACEUTICAL CORPORATION
                                   ------------------------------------
                                                (Registrant)





Date:   11/13/2001                  /s/ J. Richard Crowley
     ---------------               -------------------------------------------
                                     J. Richard Crowley
                                   President, Secretary and Treasurer
                                   (Principal Financial and Accounting Officer)