Form 10-K
period 2001-12-31
IMMULOGIC PHARMACEUTICAL CORP /DE
filed 2002-03-28
CIK 873731

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

                    ANNUAL REPORT PURSUANT TO 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended December 31, 2001
                        Commission file number: 0-19117

                      IMMULOGIC PHARMACEUTICAL CORPORATION
             (Exact name of registrant as specified in its charter)

                    DELAWARE                                        13-3397957
          (State or other jurisdiction                            (I.R.S.Employer
       of incorporation or organization)                       Identification Number)

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

Indicate by a check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to the Form 10-K. [ X ]

The aggregate market value of the Common Stock held by non-affiliates of the registrant, based on the last sale price of the Common Stock reported on the Nasdaq over-the-counter bulletin board on February 5, 2002 was $719,277.

The number of shares of Common Stock outstanding as of February 5, 2002 was 20,550,773.

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

On December 21, 2001, the Company returned to its stockholders the sum of $1,027,539 (or $.05 per share, based on 20,550,773 shares of Common Stock then outstanding) to stockholders of record as of December 13, 2001. The Company has returned a total of $52.4 million (or $2.55 per share) to its stockholders since September 1, 1999. Future distributions to stockholders would be made by the Board of Directors of the Company as the Company's net assets are converted to cash. The actual amount and timing of future distributions cannot be predicted at this time. The Company intends to distribute pro rata to its stockholders, in cash or in-kind, or sell or otherwise dispose of, all of its property and net assets. The liquidation should be concluded prior to August 27, 2002 by a final liquidating distribution either directly to the stockholders or to one or more liquidating trusts. Details regarding the plan to liquidate and dissolve the Company can be found in the Company's 1999 Proxy Statement filed with the Securities and Exchange Commission and mailed to stockholders on July 15, 1999.

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

The Company's patents relating to drug abuse therapy were sold to Cantab Pharmaceuticals plc ("Cantab") on February 2, 1999. On April 6, 2001, Cantab was acquired by Xenova Group plc (Xenova). See the description of this transaction set forth under the heading "Risk Factors" below.

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

Any future payments which the Company may receive under its agreements with Xenova (formerly Cantab) and Heska, and, therefore, any future value which may be returned to the Company's stockholders with respect to those agreements, are dependent upon the successful development and commercialization of the products licensed or sold to such companies, as the case may be. The respective ability of Xenova and Heska to develop and commercialize their products is subject to all of the risks and uncertainties inherent in the biotechnology industry, including those associated with the early stage of development of such products, government regulation, competition, patents and proprietary rights, manufacturing and marketing, additional financing requirements and access to capital, product liability and third-party reimbursement. There can be no assurance that any of these products will be successfully developed or commercialized or that the Company will receive any value with respect to them during the liquidation period.

The Company sold certain assets related to its drugs of addiction vaccine programs for the treatment of nicotine and cocaine addiction to Cantab in 1999. In exchange for these assets and cash totaling $6,000,000, the Company received 2,566,845 new Cantab Ordinary Shares of 2p each, which were represented by 855,615 American Depository Shares ("ADSs"). The Company sold all of these shares in 2000. In addition, ImmuLogic is entitled to receive additional payments if Xenova (formerly Cantab) achieves certain milestones in its cocaine and nicotine clinical development.

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

EMPLOYEES

As of February 13, 2002, the Company had three part-time consultants and no full-time employees.

ITEM 2.   PROPERTIES

In February 1998, the Company entered into a phased sublease agreement with Anadys Pharmaceuticals, Inc. (formerly Scriptgen Pharmaceuticals, Inc.) for the Company's 85,000 square foot headquarters and research and development facility located in Waltham, Massachusetts. The entire facility was subleased to Anadys effective August 1, 1999. Under the terms of the sublease, Anadys has assumed the Company's obligation under the lease in addition to reimbursing the Company for a portion of the Company's leasehold improvements. The Company negotiated with the landlord and Anadys an arrangement, which eliminated the Company's liability for the lease in the event that Anadys were to default on its sublease obligations. In consideration for such arrangement, the Company expects to receive approximately $55,000 per month through August 2002. The Company is owed $489,591 as of December 31, 2001. If Anadys were to default on its lease agreement or if the Company sold its interest in the lease, the Company would receive less than or none of the $489,591. As of December 31, 2001, the Company has recorded the full $489,591 as the estimated net realizable value of the sublease for the purpose of liquidation basis accounting.

ITEM 3.   LEGAL PROCEEDINGS

None.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

EXECUTIVE OFFICER OF THE REGISTRANT

The sole executive officer of the Company and his age and position with the Company as of February 5, 2002 are as follows:

           NAME                  AGE           POSITION WITH THE COMPANY
--------------------------------------------------------------------------------
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

                                              HIGH                 LOW
--------------------------------------------------------------------------------
                      2001
                    --------
                 First Quarter                $.08                $.05
                 Second Quarter                .07                 .06
                 Third Quarter                 .08                 .06
                 Fourth Quarter                .09                 .03

                      2000
                    --------
                 First Quarter                $.75                $.41
                 Second Quarter                .66                 .34
                 Third Quarter                 .66                 .16
                 Fourth Quarter                .17                 .05




On December 31, 2001, there were approximately 331 holders of record of the Company's Common Stock.

On December 21, 2001, the Company returned to its stockholders the sum of $1,027,539 (or $.05 per share, based on 20,550,773 shares of Common Stock then outstanding) to stockholders of record as of December 13, 2001. The Company has returned a total of $52.4 million (or $2.55 per share) to its stockholders since September 1, 1999. Future distributions to stockholders would be made by the Board of Directors of the Company as the Company's net assets are converted to cash. The actual amount and timing of future distributions cannot be predicted at this time. The Company intends to distribute pro rata to its stockholders, in cash or in-kind, or sell or otherwise dispose of, all of its property and net assets. The liquidation should be concluded prior to August 27, 2002 by a final liquidating distribution either directly to the stockholders or to one or more liquidating trusts. Details regarding the plan to liquidate and dissolve the Company can be found in the Company's 1999 Proxy Statement filed with the Securities and Exchange Commission and mailed to stockholders on July 15, 1999.

Item 6.   SELECTED FINANCIAL DATA

The following selected financial data of the Company as of and for the five years ended December 31, 2001 are derived from the financial statements of the Company. The information set forth below should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" included as Item 7 and the financial statements and related footnotes included as Item 8 in this Form 10-K. Effective July 1, 1999, the Company adopted the liquidation basis of accounting and as a result does not reflect full year operating results for 1999 in the selected financial data shown below. For the six months ended December 31, 1999, the Company recorded an increase in net assets of approximately $6 million relating to the adoption of liquidation basis accounting.

                                                      YEAR        YEAR        SIX MONTHS
                                                      ENDED       ENDED         ENDED
CONSOLIDATED STATEMENT OF CHANGES IN NET ASSETS    DECEMBER 31, DECEMBER 31,  DECEMBER 31,
IN LIQUIDATION DATA                                   2001        2000           1999

(IN THOUSANDS)

Net assets in liquidation, beginning of period      $  2,692      $ 16,901      $ 48,943

Cash distribution to shareholders                      1,028        11,509        39,868

Cash received from sale of Cantab stock                   --       (10,364)           --

CHANGES IN LIQUIDATION BASIS ACCOUNTING
      ESTIMATES:
(Decrease) increase in estimated net realizable
    value of Cantab stock                                 --        (1,636)        7,000

Increase in landlord receivable                          340            --            --

Decrease in milestones and royalties                      --         1,500            --

Net assets in liquidation, end of period            $  1,970      $  2,692      $ 16,901



CONSOLIDATED STATEMENT OF OPERATIONS DATA   SIX MONTHS ENDED
                                               JUNE 30,         YEARS ENDED DECEMBER 31,
----------------------------------------------------------------------------------------
(IN THOUSANDS, EXCEPT PER SHARE DATA)            1999             1998        1997
Total revenues                                 $    1,088      $    4,345  $    2,049
Research and development expenses                   1,088           5,198      17,103
General and administrative expenses                 2,179           2,161       6,390
Net loss                                           (2,060)           (310)    (18,119)
Basic and diluted net loss per share                (0.10)          (0.02)      (0.89)

Weighted average number of common
shares outstanding                                 20,376          20,362      20,273


                                  CONSOLIDATED STATEMENT OF NET       CONSOLIDATED BALANCE
                                      ASSETS IN LIQUIDATION                  SHEET

(IN THOUSANDS, EXCEPT CASH
DISTRIBUTION DATA)                  2001        2000        1999        1998        1997
-----------------------------------------------------------------------------------------
Cash and cash equivalents and
short-and long-term investments   $   311     $ 1,009     $ 2,168     $48,628     $52,293

Total assets                        2,310       3,449      18,621      56,195      59,588

Net assets in liquidation           1,970       2,692      16,901          --          --

Long-term obligations                  --          --          --         275         325

Stockholders' equity                   --          --          --      53,758      54,019

Cash distributions, per share     $   .05     $   .56     $  1.94          --          --


(1) Cash distributions based on 20,550,773 shares outstanding in the amount of $1,027,539, $11,508,433 and $39,868,500 in 2001, 2000 and 1999,
     respectively.

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

On December 21, 2001, the Company returned to its stockholders the sum of $1,027,539 (or $.05 per share, based on 20,550,773 shares of Common Stock then outstanding) to stockholders of record as of December 13, 2001. The Company has returned a total of $52.4 million (or $2.55 per share) to its stockholders since September 1, 1999. Future distributions to stockholders would be made by the Board of Directors of the Company as the Company's net assets are converted to cash. The actual amount and timing of future distributions cannot be predicted at this time. The Company intends to distribute pro rata to its stockholders, in cash or in-kind, or sell or otherwise dispose of, all of its property and net assets. The liquidation should be concluded prior to August 27, 2002 by a final liquidating distribution either directly to the stockholders or to one or more liquidating trusts. Details regarding the plan to liquidate and dissolve the Company can be found in the Company's 1999 Proxy Statement filed with the Securities and Exchange Commission and mailed to stockholders on July 15, 1999.

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

As of December 31, 2001, the Company had cash and cash equivalents of $311,000 invested primarily in money market funds.

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

On June 16, 2000, the Company converted 785,615 of its total 855,615 ADSs of Cantab into 2,356,845 Ordinary Shares of Cantab and sold 1,300,000 of such Ordinary Shares on the London Stock Exchange for aggregate gross proceeds of approximately $7,215,000. In addition, ImmuLogic sold the remaining 70,000 ADSs to a private buyer in the United States for aggregate gross proceeds of approximately $1,165,000. In the third and fourth quarters of 2000, the Company sold the remaining 1,056,845 Ordinary Shares of Cantab on the London Stock Exchange for aggregate net proceeds of approximately $2,019,000. The Company had no remaining holdings of Cantab as of December 31, 2000.

On April 6, 2001, Cantab was acquired by Xenova Group plc (Xenova).The Company could receive up to a maximum of $11 million in milestone payments contingent upon Xenova's successful development to the end of Phase II clinical trials of the Nicotine and Cocaine Programs originally sold to Cantab. The Company would receive the following for successful completion of the Phases as defined in the agreement as follows:


        Cocaine...........................    Phase II      $2 million
        Nicotine..........................    Phase I       $3 million
        Nicotine..........................    Phase II      $6 million

The Company could potentially also receive a share of net royalties Xenova may receive from vaccine sales proportionate to the level of worldwide product sales achieved. While the Company will attempt to monetize these potential royalty streams, the Company does not anticipate receiving significant value for them and thus has not recorded any net realizable value for the royalty streams. The Company estimates that the range of value to be received from these milestones and royalties to be $0 to $11 million based on the contract terms. Due to the uncertainties inherent in the development of vaccines, the Company has recorded $1.5 million as the estimated net realizable value for the purpose of liquidation basis accounting.

In February 1998, the Company entered into a phased sublease agreement with Anadys Pharmaceuticals, Inc. (formerly Scriptgen Pharmaceuticals, Inc.) for the Company's 85,000 square foot headquarters and research and development facility located in Waltham, Massachusetts. The entire facility was subleased to Anadys effective August 1, 1999. Under the terms of the sublease, Anadys has assumed the Company's obligation under the lease in addition to reimbursing the Company for a portion of the Company's leasehold improvements. The Company negotiated with the landlord and Anadys an arrangement, which eliminated the Company's liability for the lease in the event that Anadys were to default on its sublease obligations. In consideration for such arrangement, the Company expects to receive approximately $55,000 per month through August 2002. The Company is owed $489,591 as of December 31, 2001. If Anadys were to default on its lease agreement or if the Company sold its interest in the lease, the Company would receive less than or none of the $489,591. As of December 31, 2001, the Company has recorded the full $489,591 as the estimated net realizable value of the sublease for the purpose of liquidation basis accounting.

At December 31, 2001, the Company estimates that it will incur approximately $340,000 of costs including management compensation, professional fees, insurance, and facility costs during the remaining liquidation period through August 26, 2002 and any extended period if the assets of the Company are transferred to a liquidating trust.

RESULTS OF OPERATIONS

Changes in Net Assets in Liquidation for the Twelve Months ended December 31,
2001

Net assets in liquidation decreased in 2001 from approximately $2.7 million to approximately $2 million, a decrease of approximately $700,000. This decrease was primarily due to a cash distribution to shareholders of approximately
$1 million and a change in liquidation basis accounting estimates. The change in liquidation basis accounting estimates included an increase in the net realizable value of the landlord receivable in the amount of $340,000. This increase was based on an evaluation of the payment history of Anadys. The change in liquidation basis accounting estimates also included a decrease in the interest receviable of $35,000. This decrease was recorded because the Company made a cash distribution in 2001, which left the Company with less cash to invest, as well as a general reduction of market interest rates on money market cash accounts.

Changes in Net Assets in Liquidation for the Twelve Months ended December 31,
2000

Net assets in liquidation decreased in 2000 by approximately $14 million. This decrease was primarily due to cash distributions to shareholders of approximately $11.5 million and changes in liquidation basis accounting estimates. The primary changes in liquidation basis accounting estimates included decreases in the net realizable value of Cantab Stock of approximately $1.6 million, the estimated milestone and royalty receivable from Xenova (formerly Cantab) of $1.5 million and the estimated costs to be incurred during liquidation period of approximately $204,000. The milestone and royalty receivable reduction was due to the uncertainty surrounding Cantab's future resulting from the discontinuance of certain Cantab programs announced in the fourth quarter of 2000 and the delay by Cantab in the development of the nicotine and cocaine programs. While based on the aforementioned business issues, the reduction in the milestone and royalty receivable and the balance at December 31, 2000 was based on subjective judgements by management of the Company. The decrease in estimated costs to be incurred during liquidation of approximately $204,000 is primarily due to the Company's revised estimates of the various potential future costs expected to be incurred through the liquidation period. No single item constituted the majority of the decrease.

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

Any future payments which the Company may receive under its agreements with Xenova and Heska, and, therefore, any future value which may be returned to the Company's stockholders with respect to those agreements, are dependent upon the successful development and commercialization of the products licensed or sold to such companies, as the case may be. The respective ability of Xenova and Heska to develop and commercialize their products is subject to all of the risks and uncertainties inherent in the biotechnology industry, including those associated with the early stage of development of such products, government regulation, competition, patents and proprietary rights, manufacturing and marketing, additional financing requirements and access to capital, product liability and third-party reimbursement. There can be no assurance that any of these products will be successfully developed or commercialized or that the Company will receive any value with respect to them during the liquidation period.

The Company sold certain assets related to its drugs of addiction vaccine programs for the treatment of nicotine and cocaine addiction to Cantab (now Xenova ). ImmuLogic is entitled to receive up to $11 million in additional payments if Xenova achieves certain milestones in its cocaine and nicotine clinical development.

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

Item 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
             REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Stockholders of ImmuLogic Pharmaceutical
Corporation:

We have audited the accompanying consolidated statements of net assets in liquidation of ImmuLogic Pharmaceutical Corporation (the "Company") as of December 31, 2001 and 2000, and the related consolidated statements of changes in net assets in liquidation for the years ended December 31, 2001 and 2000 and the six months ended December 31, 1999. In addition, we have audited the consolidated statements of operations, cash flows and stockholders' equity for the six months ended June 30, 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the net assets in liquidation of ImmuLogic Pharmaceutical Corporation at December 31, 2001 and 2000, the changes in its net assets in liquidation for the years ended December 31, 2001 and 2000 and the six months ended December 31, 1999 and the results of its operations and its cash flows for the six months ended June 30, 1999 in conformity with accounting principles generally accepted in the United States of America on the bases described in the preceding paragraph.


                                                 /s/ PRICEWATERHOUSE COOPERS LLP
                                                     PRICEWATERHOUSECOOPERS LLP

March 25, 2002

IMMULOGIC PHARMACEUTICAL CORPORATION
CONSOLIDATED STATEMENTS OF NET ASSETS IN LIQUIDATION
(In thousands)


                                                          DECEMBER 31,  DECEMBER 31,
                                                              2001         2000
                                                             ------       ------
                                     ASSETS


Cash and cash equivalents                                    $  311       $1,009
Milestones and royalties receivable                           1,500        1,500
Landlord receivable                                             489          856
Other assets                                                     10           84
                                                             ------       ------

        Total assets                                         $2,310       $3,449
                                                             ------       ------

                                   LIABILITIES

Estimated costs to be incurred during liquidation               340          650
period
Accounts payable and accrued expenses                            --          107
                                                             ------       ------
        Total liabilities                                       340          757
                                                             ------       ------

NET ASSETS IN LIQUIDATION                                    $1,970       $2,692
                                                             ======       ======





               The accompanying notes are an integral part of the
                       consolidated financial statements.

IMMULOGIC PHARMACEUTICAL CORPORATION
CONSOLIDATED STATEMENTS OF CHANGES IN NET ASSETS IN LIQUIDATION
(In thousands)

                                                                  TWELVE MONTHS TWELVE MONTHS  SIX MONTHS
                                                                      ENDED         ENDED        ENDED
                                                                   DECEMBER 31,  DECEMBER 31,  DECEMBER 31,
                                                                      2001          2000          1999
                                                                    --------      --------      --------
Net assets in liquidation, beginning of period
                                                                    $  2,692      $ 16,901      $ 48,943

Cash distribution to shareholders                                     (1,028)      (11,509)      (39,868)

Other net changes in cash and cash equivalents                           330        10,350           115

Cash received on investments                                             (39)           --            --

Cash received from milestones                                             --            --          (300)

Cash received from landlord                                             (707)         (544)         (272)

Net cash received from the sale of Cantab stock                           --       (10,364)           --

Net change in other assets and liabilities                                --          (133)           --

Payment of estimated costs to be incurred and accrued expenses           417           759         1,283


CHANGES IN LIQUIDATION BASIS ACCOUNTING
ESTIMATES:

Increase (decrease) in estimated net realizable value of Cantab
  stock                                                                   --        (1,636)        7,000

Decrease in estimated costs to be incurred during the
  liquidation period                                                      --           204            --

Decrease in milestones and royalty receivable                             --        (1,500)           --

Increase in landlord receivable                                          340            --            --

(Decrease) increase in investment income receivable                      (35)          164            --
                                                                    --------      --------      --------
Net assets in liquidation, end of period                            $  1,970      $  2,692      $ 16,901
                                                                    ========      ========      ========

               The accompanying notes are an integral part of the
                       consolidated financial statements.

IMMULOGIC PHARMACEUTICAL CORPORATION
CONSOLIDATED STATEMENT OF OPERATIONS (GOING CONCERN BASIS)
(In thousands), except per share data


                                                                 SIX MONTHS ENDED
                                                                  JUNE 30, 1999
                                                                  -------------
Revenues:
      Sponsored research revenues                                  $      1,088
      Sale of programs                                                       --
      License revenues                                                       --
                                                                   ------------
           Total revenues                                                 1,088
                                                                   ------------
Operating expenses:
      Proprietary research and development                                   --
      Sponsored research and development                                  1,088
      General and administrative                                          2,179
      Loss on leasehold improvements, net                                   966
                                                                   ------------
           Total operating expenses                                       4,233
                                                                   ------------
Operating loss                                                           (3,145)
Interest income                                                           1,085
                                                                   ------------
Net loss                                                           $     (2,060)
                                                                   ------------
Basic and diluted net loss per common share                        $      (0.10)
                                                                   ------------
Weighted average number of common shares outstanding                 20,376,323
                                                                   ============
Comprehensive loss:
Net loss                                                           $     (2,060)
Other comprehensive loss:
Unrealized loss on Cantab stock                                            (871)
                                                                   ------------
Comprehensive loss                                                 $     (2,931)
                                                                   ------------


               The accompanying notes are an integral part of the
                       consolidated financial statements.

IMMULOGIC PHARMACEUTICAL CORPORATION
CONSOLIDATED STATEMENT OF CASH FLOWS  (GOING CONCERN BASIS)
(In thousands)

                                                                                                 SIX MONTHS ENDED
                                                                                                   JUNE 30, 1999
                                                                                                   -------------
Cash flows for operating activities:
      Net loss                                                                                       $  (2,060)
      Adjustments to reconcile net loss to net cash used in operating activities:
           Depreciation and amortization                                                                    72
           Write-off of leasehold improvements                                                           1,446
           Shares issued for 401(k) employer match                                                          11
           Gain on sale of equipment                                                                       (14)
Changes in assets and liabilities:
             Prepaid expenses and other assets                                                             219
             Accounts payable and accrued expenses                                                         331
             Reduction in deferred rent                                                                   (616)
             Other current and long-term liabilities                                                      (325)
                                                                                                         -----
           Total adjustments                                                                             1,124
                                                                                                         =====
Net cash used in operating activities                                                                     (936)
Cash flows from investing activities:
             Purchase of Cantab stock                                                                   (6,000)
             Rent received for leasehold improvements                                                      463
             Proceeds from sale of equipment                                                               133
             Purchase of short-term investments                                                              -
             Redemption of short-term investments                                                        8,219
             Purchase of long-term investments                                                               -
             Redemption of long-term investments                                                         4,142
                                                                                                         -----
Net cash provided by investing activities 6,957 Cash flows from financing activities:
      Proceeds from exercise of stock options                                                                1
                                                                                                        ------
Net cash provided by financing activities                                                                    1
                                                                                                        ------
Net increase (decrease) in cash and cash equivalents                                                     6,022
Cash and cash equivalents at beginning of period                                                        18,856
                                                                                                        ------
Cash and cash equivalents at end of period                                                           $  24,878
                                                                                                     =========


               The accompanying notes are an integral part of the
                       consolidated financial statements.

IMMULOGIC PHARMACEUTICAL CORPORATION
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (GOING CONCERN BASIS)




                                                                     Additional     Unrealized                           Total
                                  No. of Shares of                     Paid-in        Loss on      Accumulated       Stock-holders'
                                  Common Stock       Common Stock      Capital      Cantab Stock     Deficit             Equity
                                  ----------------  ------------    ------------    ------------  --------------     --------------
BALANCE AT DECEMBER 31, 1998        20,367,672          203,677      185,298,513             --     (131,744,187)       53,758,003

Exercise of common stock options         1,750               17            1,383                                             1,400
401(k) employer match                    8,624               86           10,435                                            10,521
Unrealized loss on Cantab stock                                                        (871,658)                         (871,658)
Net loss                                                                                              (2,059,558)      (2,059,558)
                                    ----------        ---------    -------------     ----------   --------------      ------------
BALANCE AT JUNE 30, 1999            20,378,046        $ 203,780    $ 185,310,331     $ (871,658)  $ (133,803,745)     $ 50,838,708
                                    ==========        =========    =============     ==========   ==============      ============


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

      On March 23 1999, the Board of Directors of ImmuLogic Pharmaceutical Corporation (the "Company") approved a plan to liquidate and dissolve the Company (the "Plan"). The Plan was approved by a majority of the stockholders of the Company on August 25, 1999. The Plan was the end result of the restructuring which began in 1997 and included the sale of the Company's programs to Xenova plc (formerly Cantab Pharmaceuticals plc), the sub-lease of its Waltham, Massachusetts facility and a reduction in workforce. The key features of the Plan are (1) the conclusion of all business activities, other than those in execution of the Plan; (2) the sale or disposition of all of the Company's assets; (3) the satisfaction of all outstanding liabilities; (4) the payment of liquidating distributions to stockholders in complete redemption of the Common Stock; and (5) the authorization of the filing of Certificate of Dissolution with the State of Delaware.

B.    LIQUIDATION BASIS OF ACCOUNTING

      The consolidated financial statements for the six months ended June 30, 1999 were prepared on the going concern basis of accounting which contemplates realization of assets and satisfaction of liabilities in the normal course of business. As a result of the adoption of the Plan and the imminent nature of the liquidation, the Company adopted the liquidation basis of accounting effective July 1, 1999. This basis of accounting is considered appropriate when, among other things, liquidation of a company appears imminent and the net realizable value of assets are reasonably determinable. Under this basis of accounting, assets are valued at their estimated net realizable values and liabilities are valued at their estimated settlement amounts. The conversion from the going concern to liquidation basis of accounting has required management to make significant estimates and judgements. In order to record assets at estimated net realizable value and liabilities at estimated settlement amounts under liquidation basis accounting, on July 1, 1999 the Company recorded the following adjustments: recorded a $3.1 million decrease in the value of the Cantab stock, recorded a $3.2 million receivable for milestones and royalties, and recorded an accrual of $1.3 million for costs to be incurred during the liquidation period. Due to the significant increase in the trading value of the Cantab stock in the fourth quarter of 1999, the Company recorded an adjustment to increase the net estimated realizable value of the Cantab stock from $5 million to $12 million.

      In 2000 the Company sold its entire position in Cantab for approximately $10,364,000. Additionally in 2000, the Company reduced the estimated receivable for milestones and royalties by $1.5 million and decreased its estimate for estimated costs to be incurred by $204,000 to $650,000 for the remainder of the liquidation period through August 26, 2002. The decrease in estimated costs to be incurred during liquidation of approximately $204,000 is primarily due to the Company's revised estimates of the various potential future costs expected to be incurred through the liquidation period.

      In 2001, the Company increased its estimate for the net realizable value of the landlord receivable by $340,000. This increase was based on an evaluation on the payment history of Anadys. Also in 2001, the Company decreased its estimate of the interest receivable by $35,000. This decrease was recorded because the Company made a cash distribution in 2001 in the amount of approximately $1.028 million, leaving the Company with less cash to invest, as well as a general reduction of market interest rates on money market cash accounts.

      The amount and timing of future liquidating distributions will depend upon a variety of factors including, but not limited to, the actual proceeds from the sale of any of the Company's net assets, the ultimate settlement amounts of the Company's liabilities and obligations, actual costs incurred in connection with carrying out the Plan, including management fees and administrative costs during the liquidation period, and the timing of the liquidation and dissolution. A summary of significant estimates and judgements utilized in preparation of the December 31, 2001 consolidated financial statements on a liquidation basis follows:

      Milestones & Royalties

      On April 6, 2001, Cantab was acquired by Xenova Group plc (Xenova).The Company could receive up to a maximum of $11 million in milestone payments contingent upon Xenova's successful development to the end of Phase II clinical trials of the Nicotine and Cocaine Programs sold to Xenova. The Company would receive the following for successful completion of the Phases as defined in the agreement as follows:

             Cocaine............................     Phase II      $2 million
             Nicotine...........................     Phase I       $3 million
             Nicotine...........................     Phase II      $6 million

      The Company could potentially also receive a share of net royalties Xenova may receive from vaccine sales proportionate to the level of worldwide product sales achieved. While the Company will attempt to monetize these potential royalty streams, the Company does not anticipate receiving significant value for them and thus has not recorded any net realizable value for the royalty stream.

      The Company estimates that the range of value to be received from these milestones and royalties to be $0 to $11 million based on the contract terms. During 2000 the Company has reduced the net realizable value of these milestones from the $3 million recorded as of December 31, 1999 to $1.5 million. This reduction was due to the uncertainty surrounding Cantab's future resulting from the discontinuance of certain Cantab programs announced in the fourth quarter of 2000 and the delay by Cantab in the development of the nicotine and cocaine programs. While based on the aforementioned business issues, the reduction in the milestone and royalty receivable and the balance at December 31, 2000 was based on subjective judgements by management of the Company. The Company did not change the net realizable value of the milestones in the year 2001, because no new circumstances arose which would warrant a change in the estimate at this time.

      Cash Distributions

      On September 1, 1999, the Company returned to its stockholders the sum of $39.9 million (or $1.94 per share, based on 20,550,773 shares of Common Stock currently outstanding) to stockholders of record as of August 25, 1999. On September 1, 2000 the Company returned to its stockholders the sum of approximately $9.7 million (or $.47 per share, based on 20,550,773 shares of Common Stock currently outstanding) to stockholders of record as of August 25, 2000. On December 2, 2000 the Company returned to its stockholders the sum of approximately $1.85 million (or $.09 per share, based on 20,550,773 shares of Common Stock currently outstanding) to stockholders of record as of November 30, 2000. On December 21, 2001 the Company returned to its stockholders the sum of approximately $1 million (or $.05 per share, based on 20,550,773 shares of Common Stock currently outstanding) to stockholders of record as of December 13, 2001. Future distributions to stockholders would be made by the Board of Directors of the Company as the Company's net assets are converted to cash. The actual amount and timing of future distributions cannot be predicted. The Company intends to distribute pro rata to its stockholders, in cash or in-kind, or sell or otherwise dispose of, all of its property and net assets. The liquidation should be concluded prior to August 27, 2002 by a final liquidating distribution either directly to the stockholders or to one or more liquidating trusts. Details regarding the plan to liquidate and dissolve the Company can be found in the Company's 1999 Proxy Statement filed with the Securities and Exchange Commission and mailed to stockholders on July 15, 1999.

      Landlord Receivable

      In February 1998, the Company entered into a phased sublease agreement with Anadys Pharmaceuticals, Inc. (formerly Scriptgen Pharmaceuticals, Inc.) for the Company's 85,000 square foot headquarters and research and development facility located in Waltham, Massachusetts. The entire facility was subleased to Anadys effective August 1, 1999. Under the terms of the sublease, Anadys has assumed the Company's obligation under the lease in addition to reimbursing the Company for a portion of the Company's leasehold improvements. The Company negotiated with the landlord and Anadys an arrangement, which eliminated the Company's liability for the lease in the event that Anadys were to default on its sublease obligations. In consideration for such arrangement, the Company expects to receive approximately $55,000 per month through August 2002. The Company is owed $489,591 as of December 31, 2001. If Anadys were to default on its lease agreement or if the Company sold its interest in the lease, the Company would receive less than or none of the $489,591. As of December 31, 2001, the Company has recorded the full $489,591 as the estimated net realizable value of the sublease for the purpose of liquidation basis accounting.

      Liabilities

      At December 31, 2001, the Company estimates that there are $340,000 of costs remaining to be incurred during the remaining liquidation period through August 26, 2002.

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

      CASH

      As of December 31, 2001, the Company had cash and cash equivalents of $311,000 invested primarily in money market funds.

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

      The basic loss per common share, for periods prior to July 1, 1999 was computed based upon the weighted average number of common shares outstanding. The Company had no options outstanding at December 31, 2001, 2000 and 1999, respectively.

D.    PROPERTY AND EQUIPMENT

      During 1999, all of the Company's equipment and furniture was sold. In addition, the Company recorded a loss on leasehold improvements in the amount of $1,446,000 to record the leaseholds at their net realizable value for liquidation basis accounting.

      There was no depreciation or amortization expense associated with property and equipment in 2001 or 2000. The Company recorded approximately $72,000 of depreciation and amortization expense in 1999.

E.    STOCKHOLDERS' EQUITY

      COMMON STOCK

      At December 31, there were 20,550,773 common shares issued and outstanding for the years 2001 and 2000, respectively.

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

      STOCK OPTIONS

      As of December 31, 2001, 2000 and 1999, there were no stock options outstanding. Of the 1,532,018 stock options outstanding at December 31, 1998, 174,477 were exercised in 1999 and 1,357,541 were cancelled in 1999.

F.    EMPLOYEE BENEFITS

      The Company had a 401(k) savings plan (the Plan) which was available to all of its qualified permanent employees. Participants could contribute up to 15 percent of their annual compensation to the Plan, subject to certain limitations. The employer match to the Plan was in the form of Company Common Stock and was calculated as the lesser of up to one-half of six percent of a participant's total compensation or $2,000 annually in value of Common Stock. The fair market value on the date of issuance of the Common Stock pursuant to the matching contributions totaled approximately $11,000 in 1999. Due to the Company's liquidation, the Plan was terminated during 1999. The Company has distributed the assets of the Plan.

G.    INCOME TAXES

      At December 31, 2001 the Company had available for federal income tax purposes net operating loss carryforwards of approximately $136,900,000 expiring in the years 2003 through 2019, which are available to reduce future federal taxable income. The Company also has available research and experimentation tax credits of approximately $3,700,000 at December 31, 2001, expiring in the years 2002 through 2018. The net operating loss carryforwards are subject to limitation in any given year in the event of significant changes in ownership. The Company has established a valuation reserve against the entire deferred tax asset arising from these carryforwards due to the uncertainty of earning sufficient taxable income and accordingly, has not given recognition to these tax benefits in the accompanying financial statements. The Company does not believe these operating loss carryforwards have material value and any benefit relating to these operating losses could be lost due to failure to meet the continuity of business requirements. During 2001, approximately $1.4 million of the Company's net operating loss expired.

      Significant components of the Company's deferred tax assets and liabilities are as follows:


                                                               DECEMBER 31,
                                                         2001              2000
                                                      ------------      ------------
Deferred tax assets and liabilities:
  Net operating loss and tax credit carryforwards     $ 53,306,482      $ 54,723,900
  Accrued expenses                                         137,018           302,800
  Accrued revenue                                         (801,208)         (942,404)
  Other                                                      1,325             9,054
                                                      ------------      ------------
Total deferred tax assets and liabilities               52,643,617        54,093,350
                                                      ------------      ------------

Valuation allowance                                    (52,643,617)      (54,093,350)
                                                      ------------      ------------
Net deferred tax assets and liabilities               $         --      $         --
                                                      ============      ============


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

        None.

PART III

ITEM 10.   DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

           The following table sets forth the names, ages and positions of the executive officers and directors of the Company as of February 28, 2002.

           Name                              Age       Position
           ----                              ---       --------

           J. Richard Crowley                45        Director, President, Secretary and
                                                       Treasurer of the Company

           Carl S. Goldfischer, M.D.         43        Director

           Daniel J. Korpolinski             59        Director

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

         Dr. Carl S. Goldfischer became a member of the Company's Board of Directors in March 1997. Dr. Goldfischer is currently a private investor. From May 1996 until December 2000, Dr. Goldfisher served as Vice President, Finance and Strategic Planning and Chief Financial Officer of ImClone Systems, Inc., a publicly held biotechnology company. From June 1994 until May 1996, Dr. Goldfischer served as a health care analyst with Reliance Insurance, an insurance company. From June 1991 until June 1994, Dr. Goldfischer was Director of Research for D. Blech & Co., a securities firm. Dr. Goldfischer received a doctorate of medicine from Albert Einstein College of Medicine in 1988 and served as a resident in radiation oncology at Montefiore Hospital of the Albert Einstein College of Medicine until 1991.

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

                           SUMMARY COMPENSATION TABLE


                                                                                     LONG-TERM
                                                                                    COMPENSATION
                                                                                       AWARDS
                                              ANNUAL COMPENSATION                  SHARES SUBJECT
NAME AND PRINCIPAL                 -----------------------------------------         TO OPTIONS                ALL OTHER
POSITION                           YEAR              SALARY          BONUS             GRANTED              COMPENSATION (1)
--------                           ----              ------          -----         --------------           ----------------

J. Richard Crowley                 2001             $ 49,000         $    --             --                        --
President, Secretary and           2000              170,573          25,000             --                        --
Treasurer(1)                       1999              176,386          43,000         17,273 (2)                    --



(1) Mr. Crowley joined the Company as interim Chief Financial Officer in 1997. Mr. Crowley was appointed President, Secretary and Treasurer effective April 1, 1999. Mr. Crowley also serves on the Company's Board of Directors.

(2)  Mr. Crowley agreed to the termination of his options in April 1999.

                        OPTION GRANTS IN LAST FISCAL YEAR

     No options were granted to the Named Executive Officer in 2001.

                 AGGREGATE OPTION EXERCISES IN LAST FISCAL YEAR
                      AND OPTION VALUES AT FISCAL YEAR-END

     The Named Executive Officer held no unexercised options at December 31,
2001.


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

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

     No member of the Compensation Committee of the Board of Directors of the Company was at any time during 2001, or formerly, an officer or employee of the Company or any subsidiary of the Company, nor has any member of the Compensation Committee had any relationship with the Company requiring disclosure under Item 404 of Regulation S-K under the Securities Exchange Act of 1934 (as amended, the "Exchange Act"). No executive officer of the Company has served as a director or member of the Compensation Committee (or other Committee serving an equivalent function) of any other entity, whose executive officers served as a director of or member of the Compensation Committee of the Company.

COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

           Section 16(a) of the Exchange Act and regulations of the Securities and Exchange Commission (the "Commission") thereunder require the Company's executive officers and directors, and persons who own more than ten percent of a registered class of the Company's equity securities, to file reports of initial ownership and changes in ownership with the Commission and the National Association of Securities Dealers, Inc. Such officers, directors and ten-percent stockholders are also required by the rules of the Commission to furnish the Company with copies of all Section 16(a) forms they file. Based solely on its review of the copies of such forms received by it, or written representations from certain reporting persons that no other reports were required for such persons, the Company believes that, during or with respect to the period from January 1, 2001 to December 31, 2001, all of its executive officers, directors and ten-percent stockholders complied with their Section 16(a) filing obligations.

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

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

           The following table sets forth certain information, as of February 5, 2002, (except as otherwise noted), with respect to the beneficial ownership of the shares of Common Stock by (i) each person known by the Company to own beneficially more than 5% of the outstanding shares of Common Stock, (ii) each current director of the Company, (iii) each of the Named Executive Officers of the Company, and (iv) all directors and executive officers of the Company as a group.


         NAME AND ADDRESS OF                            SHARES OF COMMON STOCK      PERCENTAGE OF OUTSTANDING
           BENEFICIAL OWNER                              BENEFICIALLY OWNED(1)          COMMON STOCK (2)
         -------------------                            ----------------------      -------------------------

5% Stockholders

Carl C. Ichan (3)
  c/o Ichan Associates Corp.                                    3,006,000                   14.63%
  767 Fifth Avenue, 47th Floor
  New York, NY 10153

State of Wisconsin Investment Board(4)                          2,211,500                   10.76%
  Lake Terrace
  121 East Wilson Street
  Madison, WI 53703


Directors and Named Executive Officers

Carl S. Goldfischer, M.D                                                0                       0%

Daniel J. Korpolinski                                                   0                       0%

J. Richard Crowley                                                      0                       0%
  President, Secretary and Treasurer;
  Director

All directors and executive officers as a group (3 persons)
                                                                        0                       0%

(1) The inclusion herein of any shares of Common Stock deemed beneficially owned does not constitute an admission of beneficial ownership of those shares. Unless otherwise indicated, each stockholder referred to above has sole voting and investment power with respect to the shares listed. The number of shares of Common Stock beneficially owned by each director and executive officer is determined under the rules of the Commission and the information is not necessarily indicative of beneficial ownership for any other purpose. Under such rules, beneficial ownership includes any shares as to which each executive officer has sole or shared voting power or investment power and also any shares of Common Stock into which any options held by such executive officer are exercisable within 60 days February 5, 2002.

(2) Based upon 20,550,773 shares of Common Stock outstanding as of February 5, 2002.

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

(4) The State of Wisconsin Investment Board filed a Schedule 13G/A with the Commission dated February 15, 2002, indicating sole voting and dispositive power with respect to 2,211,500 shares of Common Stock.

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

Item 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(A)       Documents filed as part of this report:

          1. FINANCIAL STATEMENTS

             The following financial statements are included in Part II Item 8 filed as part of this Form 10-K:

             Report of Independent Accountants

             Consolidated Statement of Net Assets in Liquidation as of December 31, 2001 and 2000.

             Consolidated Statement of Changes in Net Assets in Liquidation for the years ended December 31, 2001 and 2000 and for the six month period ending December 31, 1999.

             Consolidated Statement of Operations for the six months ended June 30, 1999 (Going Concern Basis)

             Consolidated Statement of Cash Flows for the six months ended June 30, 1999 (Going Concern Basis)

             Consolidated Statements of Changes in Stockholders' Equity for the six months ended June 30, 1999 and for the year ended December 31, 1998 (Going Concern Basis)

              Notes to Consolidated Financial Statements

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

(B) Reports filed on Form 8-K for the quarter ended December 31, 2001.

            None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                      IMMULOGIC PHARMACEUTICAL CORPORATION

                                      By:    /s/ J. Richard Crowley
                                            ---------------------------------
                                            J. Richard Crowley
                                            President, Secretary and Treasurer

Date:  March 28, 2002


Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

         SIGNATURE                       DATE                  TITLE
         ---------                       ----                  -----


   /s/ J. Richard Crowley            March 28, 2002       President, Secretary and Treasurer
-----------------------------                             (Principal Exec. and Financial Officer)
J. Richard Crowley


   /s/ Carl S. Goldfischer           March 28, 2002       Director
-----------------------------
Carl S. Goldfischer


    /s/ Daniel Korpolinski           March 28, 2002       Director
-----------------------------
Daniel Korpolinski

EXHIBIT INDEX

IMMULOGIC PHARMACEUTICAL CORPORATION
ANNUAL REPORT
FORM 10-K - 2001

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

      (7) Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1998.

      (8) Incorporated by reference to the Company's Current Report on Form 8-K dated February 2, 1999.

      (9) Incorporated by reference to the Company's Annual Report on Form 10K dated March 30, 2000 for the fiscal year ended
                  December 31, 1999.

      (10) Incorporated by reference to the Company's Annual Report on Form 10K dated March 20, 2001 for the fiscal year ended
                  December 31, 2000.

                  The Company will furnish copies of any of the above exhibits at reasonable cost to its shareholders and upon written request to Investor Relations, 12 Alfred Street, Suite 300,
                  Woburn, MA 01801.