Form 10-Q
period 2002-03-31
IMMULOGIC PHARMACEUTICAL CORP /DE
filed 2002-05-14
CIK 873731

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q


[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

       For the period ended March 31, 2002

                                       OR

[   ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
       EXCHANGE ACT OF 1934

       For the transition period from                to
                                      --------------    -------------------

                         Commission File Number 0-19117


                      IMMULOGIC PHARMACEUTICAL CORPORATION
             (Exact name of registrant as specified in its charter)


           Delaware                                      13-3397957
-------------------------------             -----------------------------------
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
incorporation or organization)


 12 Alfred Street, Suite 300, Woburn, MA                     01801
 ---------------------------------------                     -----
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

     Number of shares of $.01 par value common stock outstanding as of April 26, 2002 - 20,550,773

--------------------------------------------------------------------------------

                      IMMULOGIC PHARMACEUTICAL CORPORATION

                               INDEX TO FORM 10-Q





PART I.  FINANCIAL INFORMATION                                         Page No.

Item 1. Unaudited, Condensed Consolidated Financial Statements and Notes

         Unaudited, Condensed Consolidated Statements of Net Assets
         in Liquidation As of March 31, 2002 and December 31, 2001        3

         Unaudited, Condensed Consolidated Statements of Changes
         in Net Liquidation for Assets in Liquidation for the
         Three Months Ended March 31,  2002 and 2001                      4

         Notes to Unaudited, Condensed Consolidated Financial
         Statements                                                       5

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations                              7

Item 3.  Quantitative and Qualitative Disclosure About Market Risk        9

PART II. OTHER INFORMATION

Item 6.  Reports on Form 8-K                                              10

SIGNATURES                                                                11

                          PART I. FINANCIAL INFORMATION


Item 1.    Condensed Consolidated Financial Statements


                      IMMULOGIC PHARMACEUTICAL CORPORATION
   CONDENSED CONSOLIDATED STATEMENTS OF NET ASSETS IN LIQUIDATION (UNAUDITED)
                                 (in thousands)

                                                             March 31,   December 31,
                                                               2002         2001
                                                              ------       ------
ASSETS

Cash and cash equivalents                                     $  371       $  311
Milestones and royalties                                       1,500        1,500
Landlord receivable                                              381          489
Other assets                                                       9           10
                                                              ------       ------
    Total assets                                              $2,261       $2,310
                                                              ------       ------
LIABILITIES

Estimated costs to be incurred during liquidation period      $  291       $  340
                                                              ------       ------
    Total liabilities                                            291          340
                                                              ------       ------
       NET ASSETS IN LIQUIDATION                              $1,970       $1,970
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

                      IMMULOGIC PHARMACEUTICAL CORPORATION
                      CONDENSED CONSOLIDATED STATEMENTS OF
                      CHANGES IN NET ASSETS IN LIQUIDATION
                                   (UNAUDITED)
                                 (in thousands)

                                                                         THREE MONTHS     THREE MONTHS
                                                                             ENDED            ENDED
                                                                           MARCH 31,        MARCH 31,
                                                                             2002             2001
                                                                         ------------     ------------

Net assets in liquidation, beginning of period                              $ 1,970         $ 2,692

Interest received on cash and cash equivalents                                   (1)            (13)
Cash received from landlord                                                    (108)           (163)
Other net changes in cash and cash equivalents                                   60             (27)
Payment of estimated costs to be incurred during the liquidation
period and accrued expenses                                                      49             203
                                                                            -------         -------
Net assets in liquidation, end of period                                    $ 1,970         $ 2,692
                                                                            =======         =======


     The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

                      IMMULOGIC PHARMACEUTICAL CORPORATION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 March 31, 2002
                                   (unaudited)

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

The accompanying financial statements, notes and discussions should be read in conjunction with the consolidated financial statements, related notes and discussions contained in the Company's annual report on Form 10-K for the year ended December 31, 2001.

The interim financial information contained herein is unaudited; however, in the opinion of management, all adjustments necessary for the fair presentation of such financial information have been included.

The results for the interim period are not necessarily indicative of the results to be expected for the year ending December 31, 2002.

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

The Company estimates that the range of value to be received from these milestones and royalties to be $0 to $11 million based on the contract terms. The Company has an estimated receivable of $1.5 million at March 31, 2002 with respect to these milestones and royalties as the estimated net realizable value for the purpose of the liquidation basis accounting. The estimate recorded for the milestones has not changed since December 31, 2001 because no significant factors have indicated that a change in their net realizable value is appropriate at this time. The Company will continue to evaluate the net realizable value based upon the progress of the science and the future intentions of Xenova regarding these projects.

LANDLORD RECEIVABLE

In February 1998, the Company entered into a phased sublease agreement with Anadys Pharmaceuticals, Inc. (formerly Scriptgen Pharmaceuticals, Inc.) for the Company's 85,000 square foot headquarters and research and development facility located in Waltham, Massachusetts. The entire facility was subleased to Anadys effective August 1, 1999. Under the terms of the sublease, Anadys has assumed the Company's obligation under the lease in addition to reimbursing the Company for a portion of the Company's leasehold improvements. The Company negotiated with the landlord and Anadys an arrangement, which eliminated the Company's liability for the lease in the event that Anadys were to default on its sublease obligations. In consideration for such arrangement, the Company expects to receive approximately $55,000 per month through August 2002. The Company is owed $380,793 as of March 31, 2002. If Anadys were to default on its lease agreement or if the Company sold its interest in the lease, the Company would receive less than or none of the $380,793. As of March 31, 2002, the Company has recorded the full $380,793 as the estimated net realizable value of the sublease for the purpose of liquidation basis accounting.

LIABILITIES

At March 31, 2002, the Company estimates that it will incur approximately $290,000 of costs including management compensation, professional fees, insurance, and facility costs during the remaining liquidation period through August 26, 2002 and any extended period if the assets of the Company are transferred to a liquidating trust.

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

As of March 31, 2002, the Company had cash and cash equivalents of approximately $371,000 invested primarily in money market funds. This represents an increase in cash and cash equivalents since December 31, 2001 of approximately $60,000.

FORWARD LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains forward-looking statements. For this purpose, any statements contained herein that are not statements of historical fact may be deemed to be forward-looking statements. Without limiting the foregoing, the words "believes," "anticipates," "plans," expects," "intends", "estimates", and similar expressions are intended to identify forward-looking statements. There are a number of important factors that could affect the future activities of the Company, including, without limitation, the factors set forth below and those set forth under the heading "Future Results" and elsewhere in the Company's Annual Report on Form 10-K for the year ended December 31, 2001, as filed with the Securities and Exchange Commission, and the information contained in this Quarterly Report on Form 10-Q should be read in light of such factors.

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



                                    IMMULOGIC PHARMACEUTICAL CORPORATION
                                    ------------------------------------
                                               (Registrant)





Date:  5/14/2002                    /s/ J. Richard Crowley
     --------------                 --------------------------------------------
                                    J. Richard Crowley
                                    President, Secretary and Treasurer
                                    (Principal Financial and Accounting Officer)